Form 10QSB
period 1995-03-31
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1995-05-12
CIK 800444

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  Form 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the Quarterly period ended March 31, 1995

[  ] Transition Report under Section 13 or 15(d) of the Exchange Act

     For the Transition period from                 to
                                    --------------      --------------

                        Commission File Number:  0-17600

            Common Goal Health Care Participating Mortgage Fund L.P. (Exact name of small business issuer as specified in its charter)


           Delaware                                          52-1475268
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



                              1218 St. Andrews Way
                           Baltimore, Maryland  21239
                    (Address of principal executive offices)

                                 (410) 828-4344
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X     NO
                                                               ---       ---

                         PART I - Financial Information

Item 1.  Financial Statements

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                                 Balance Sheets


                                                                              March 31,         December 31,
                                                                                 1995               1994
                                                                             (Unaudited)          (Audited)
                                                                             -----------          ---------
                                                            Assets
                                                            ------
 Current Assets

          Cash and cash equivalents                                      $      6,751,779           7,002,601
          Due from affiliates                                                         ---                 ---
          Mortgage interest receivable                                            161,973             180,114
                                                                         ----------------   -----------------

                  Total current assets                                          6,913,752           7,182,715

 Mortgage loans receivable                                                      3,567,664           3,567,664
                                                                         ----------------   -----------------
                                                                         $     10,481,416          10,750,379
                                                                         ================   =================

                                       Liabilities and Partners' Capital
                                       ---------------------------------


 Current Liabilities

          Accounts payable and accrued expenses                          $         17,318              22,973
          Due to affiliates                                                         8,078                 ---
                                                                         ----------------   -----------------

                  Total current liabilities                                        25,396              22,973


 Partners' capital                                                             10,456,020          10,727,406
                                                                         ----------------   -----------------
                                                                         $     10,481,416          10,750,379
                                                                         ================   =================

          See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                             Statement of Earnings
                                  (Unaudited)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             1995                 1994
                                                                             ----                 ----
 Income
 ------

          Interest                                                   $           223,613              311,343
          Misc. income                                                               ---                  ---
                                                                     -------------------   ------------------

                                                                                 223,613              311,343
                                                                     -------------------   ------------------
 Expenses
 --------

          Professional fees                                                       80,150               41,082
          Fees to affiliates:
                  Management                                                      28,367               33,992
                  Mortgage servicing                                               5,167                5,355
          Other                                                                   20,532               19,774
                                                                     -------------------   ------------------
                                                                                 134,216              100,203
                                                                     -------------------   ------------------


          NET EARNINGS                                               $            89,397              211,140
                                                                     ===================   ==================

 Net earnings per limited partner unit                               $               .05                  .11
                                                                     ===================   ==================
 Weighted average limited partner units outstanding                            1,911,411            1,911,411
                                                                     ===================   ==================

 See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                        Statements of Partners' Capital
                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                               1995
                                        --------------------------------------------------------
                                                                                        TOTAL
                                                 GENERAL          LIMITED              PARTNERS'
                                                 PARTNERS         PARTNERS              CAPITAL
                                                 --------         --------              -------

 Balance at beginning of period         $        147,246         10,580,160         10,727,406


 Net earnings                                      1,788             87,609             89,397

 Cash distributions to limited
 partners                                (        11,209)   (       349,574)   (       360,783)
                                        ----------------   ----------------   ----------------

 Balance at end of period               $        137,825         10,318,195         10,456,020
                                        ================   ================   ================



                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                           1994
                                        --------------------------------------------------------
                                                                                     TOTAL
                                              GENERAL            LIMITED           PARTNERS'
                                             PARTNERS            PARTNERS           CAPITAL
                                             --------           --------            -------

Balance at beginning of period          $         145,688         14,546,499             14,692


 Net earnings                                       4,223            206,917            211,140

 Cash distributions to limited
 partners                                             ---    (       435,231)   (       435,231)
                                        -----------------   ----------------   ----------------

 Balance at end of period               $         149,911         14,318,185         14,468,096
                                        =================   ================   ================

 See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                            Statements of Cash Flows

                                  (Unaudited)


                                                                                THREE MONTHS ENDED
                                                                          MARCH 31,            MARCH 31,
                                                                             1995                 1994
                                                                     -------------------   ------------------
 Cash flows from operating activities:
          Net earnings                                               $           89,397              211,140


 Adjustments to reconcile net earnings to net cash provided by operating activities:
          Decrease in due from affiliates                                           ---                5,668
          Decrease (increase) in interest receivable                             18,140    (          30,904)
          Increase (decrease) in accounts payable and accrued
          expenses                                                   (            5,656)              18,776
          Increase (decrease) in due to affiliates                                8,078    (             430)
                                                                     ------------------    -----------------
                  Net cash provided by operating activities
                                                                                109,959              204,250
                                                                     ------------------    -----------------

 Cash from investing activities-
          Proceeds from mortgage loan principal repayments
                                                                                    ---                  ---
                                                                     ------------------    -----------------


 Cash used in financing activities-
          Distribution to general partner                            (           11,209)                 ---
          Distribution to limited partners                           (          349,574)   (         435,231)
                                                                     ------------------    -----------------
                                                                     (          360,783)   (         435,231)
                                                                     ------------------    -----------------

 Net increase (decrease) in cash and cash equivalents                (          250,824)   (         230,981)


 Cash and cash equivalents, beginning of period                               7,002,603            7,224,916
                                                                     ------------------    -----------------

 Cash and cash equivalents, end of period                            $        6,751,779            6,993,935
                                                                     ==================    =================

 See accompanying notes.

                            COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)
                                 March 31, 1995

(1)        Organization and Summary of Significant Accounting Policies

           Common Goal Health Care Participating Mortgage Fund L.P. (Partnership) was formed on August 20, 1986 to invest in and make mortgage loans to third-parties involved in health care. On July 21, 1987, the Partnership commenced operations, having previously sold more than the specified minimum of 116,000 units ($1,160,000). The Partnership's offering terminated on February 20, 1989 with the partnership having sold the specified maximum of 1,912,911 units ($19,129,110).

           The general partners are Common Goal Capital Group, Inc. as the managing general partner and Common Goal Limited Partnership I as the minority general partner. Under the terms of the Partnership's agreement of limited partnership (the "Partnership Agreement"), the general partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership.

           Under the terms of the Partnership Agreement, the Partnership is required to pay a quarterly management fee to the managing general Partner equal to .75% per annum of adjusted contributions, as defined. Additionally, a mortgage servicing fee equal to .25% per annum of the Partnership's outstanding mortgage loan principal amount is to be paid to Common Goal Mortgage Company, an affiliate of the general partners.

           Additionally, under the terms of the Partnership Agreement, the Partnership is required to reimburse the managing general partner for certain operating expenses.

           The Partnership classifies all short-term investments with maturities at dates of purchase of three months or less as cash equivalents.

           An allowance for loan losses is provided at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of March 31, 1995.

           No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

           Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

           The accompanying unaudited financial statements as of and for the three months ended March 31, 1995 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring.

(2)        Mortgage Loans Receivable

           Information concerning mortgage loans receivable as of March 31, 1995 is as follows:

                                                                                               Face and
                                Basic                                                          carrying
                              interest             Maturity                Prior               amount of
 Description                    rate                 date                  liens               mortgages
 -----------                    ----                 ----                  -----               ---------
 Westwood loan                  11.5%        March 10, 1998                   3,200,000             1,000,000
 Winthrop loan                  11.5%        March 25, 1998                   7,200,000             1,000,000
 Honeybrook loan                13.7%        January 1, 2000                  8,810,000             1,567,644
                                                                   --------------------   -------------------
                                                                   $         19,210,000             3,567,664
                                                                   ====================   ===================


           The loans are second mortgage loans secured by health care-related real properties. Interest is payable monthly with the principal balance generally due at maturity. The loans generally provide for the payment of additional interest based upon gross revenues of the properties and the payment of participation interests ranging from 6-30% of the increase in the fair market value of the properties at maturity or redemption, as defined.

           On July 7, 1994, the borrowers on the SHALP Loan repaid the principal balance of $3,300,000, and paid the related prepayment penalty of $132,000, additional interest of $60,752 based on 1994 gross revenues through May, 1994, and $23,421 in basic interest.
           The Participation in the SHALP property will be forthcoming upon the determination of the appreciation in value. Determination of the Participation has been delayed due to the selection of an appraiser and the Managing General Partner currently believes that a determination will be made during the second quarter of 1995. No accrual for appreciation has been made as of March 31, 1995.

           Income received on the SHALP Loan since its inception is $2,412,788 in basic interest, $900,885 in additional interest based upon gross revenues, and $132,000 prepayment penalty (a total of $3,445,673 earned on $3,300,000 over six years and nine months).

           The carrying value of the mortgage loans for tax purposes is the same as that for financial reporting purposes. All properties are subject to a first mortgage lien in each case held by unaffiliated third parties. As of March 31, 1995, none of the loans were delinquent as to regular interest. However, none of the loans had paid the annual gross revenue interest as of March 31, 1995. Honeybrook has subsequently paid their full amount and IFIDA has paid $21,619 of the $43,238.00, with an agreement to pay the remainder, plus interest, in May. Westwood will be making payment of their gross revenue interest by May 15, 1995.

(3)        Subsequent Event

           On April 5, 1995, the Partnership declared and paid a quarterly distribution of $345,732 to Unitholders of records at March 15, 1995.

Item 2. Management's Discussion and Analysis or Plan Condition Financial of Operations

           Liquidity and Capital Resources

           Common Goal Health Care Participating Mortgage Fund L.P., a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by real property (the "Mortgage Loan") comprised of a mix of first and junior Mortgage Loans, secured by health-care related properties. The Public Offering commenced on February 20, 1987 and continued through February 20, 1989, when the Public Offering terminated. Total gross offering proceeds raised were $19,129,110.

           Partnership assets decreased from $14,736,438 at December 31, 1993 to $10,750,379 at December 31, 1994. The decrease from 1993 to 1994 ($3,986,059 or approximately 27.05%) resulted primarily from payoffs of mortgage loans of $3,600,000 (of which $3,000,000 was returned to the Limited Partners as a principal pay-back), a decrease of accrued interest receivable by $158,076 (due primarily to payoffs and pay downs), a decrease in due from affiliate by $5,668, and a decrease of cash and cash equivalents by $222,313. As of December 31, 1994, the Partnership's loan portfolio consisted of three mortgage loans, the aggregate outstanding principal balance of which was $3,567,664.

           The Partnership has structured its Mortgage Loans to provide for payment of quarterly distributions from investment income. The interest derived from the Mortgage Loans, repayments of Mortgage Loans and interest earned on short-term investments contribute to the Partnership's liquidity. These funds are used to make cash distributions to Limited Partners, to pay normal operating expenses as they arise and, in the case of repayment proceeds, may, subject to certain exceptions, be used to make additional Mortgage Loans.

           The Partnership's balance of cash and cash equivalents at December 31, 1994 and 1993 was $7,002,601 and $7,224,916, respectively, which consisted of operating cash and working capital reserves. The net result was a decrease of cash and cash equivalents by $222,315. The cash and cash equivalents increased because of net earnings of $827,967, a $5,668 decrease in due from affiliates, a $158,076 decrease in interest receivables, and $3,600,000 in loan principal repayments. However, the increase in cash and cash equivalents from these sources was offset by a payment of $1,777,746 ($.93 per Unit) in dividend distributions (which included $949,779 [$.50 per Unit] as a return of capital), $3,000,000 ($1.57 per Unit) return of capital, $15,000 distributed to a general partner, Common Goal Capital Group, Inc., and a decrease in accrued expenses and payable of $21,278.

           The General Partner made a distribution of $5,000,000 on May 1, 1995 as a return of capital. The Partnership is required to maintain reserves of not less than 1% of gross offering proceeds (not less than $191,291), but maintains a reserve in excess of that amount. The Managing General Partner continues to monitor the level of working capital reserves and may adjust the reserves as necessary to meet the Partnership's reserve requirements.

           The Partnership's success and the resultant rate of return to Unitholders is dependent upon, among other things, (a) the ability of the Managing General Partner to identify suitable opportunities for the Partnership to invest and reinvest its assets and (b) the ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loans.

           Since the Horizon Loan was charged off, the Riverview, SHALP and New Medico Loans have been paid off, and the Joint Venture Loan and the Westwood Loan have been paid down, the partnership's rates of return have been and will be adversely impacted. However, the Partnership will continue to pursue its pending litigation against the original Horizon borrower and its general partners and affiliates of the original lessee, certain Adventist groups. Also, the additional funds representing repayment of the above mentioned loans are being invested per Partnership guidelines.

           Results of Operations

           Since commencement of operations in July of 1987, the Partnership has invested all available funds (funds not yet invested in Mortgage Loans) in short-term, temporary investments. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership. Although the Partnership's earnings were expected to increase slowly once its portfolio of Mortgage Loans was substantially completed and borrowers commenced payments of Additional Interest, the default on the Partnership's $1,400,000 Horizon Loan (made in July 1988) which occurred in July of 1990 has adversely impacted such expectation.

           During the quarters ended March 31, 1995 and 1994, the Partnership had net earnings of $89,397 and $211,140 based on total revenues of $223,613 and $311,343, and total expenses of $134,216 and $100,203, respectively. The decrease in net earnings is due to an increase in professional fees (primarily due to an increase in legal fees relating to the Horizon Litigation) as well as reduced interest income caused by the 1994 payoffs of the New Medico, Riverview and SHALP Loans, and the 1994 pay downs of the Joint Venture and Westwood Loans. The Mortgage Loans were all current as of March 31, 1995, except for the annual gross revenue interest. (See "Note (2) - Mortgage Loans Receivable" for a further discussion of this matter.) However, the General Partners currently expect these loans will continue to perform pursuant to the loan documents.

           On April 25, 1994 the Circuit Court of DuPage County entered an order granting the Partnership's Motion to Dismiss the counterplaintiffs' counterclaim with prejudice in the Horizon Loan Litigation. The Court found that the counterplaintiffs did not have standing to assert the claims against the Partnership. Without determining the validity of any such claims, the Court determined that the claims could only be asserted by HHC, Inc., the successor to Horizon Healthcare (the original borrower) which filed a bankruptcy petition in November 1990. Subsequently, Horizon moved to have the above motion vacated. On July 5, 1994, the Court denied the Horizon motion to vacate. The Court set the Close of Discovery for January 26, 1995 and set a Final Status as of that same date. The Court then subsequently extended this date to April 5, 1995. A Hearing was held April 6, 1995 at which a trial date of October 23,
           1.995 was set. Discovery has been substantially completed and an amended complaint was filed by the Partnership in early May, 1995. As the General Partners cannot presently predict the outcome of the other actions being considered in connection with the Horizon Loan default, they cannot predict with any accuracy the impact thereof for future years. The General Partners anticipate that the Partnership's expenses (other than those relating to the Horizon Loan Litigation) incurred in 1995 will approximate the expenses incurred in 1994.

           Although the Partnership made dividend distributions of $360,783, and $345,732 in January and April, 1995, the distributions may not remain at the present level as a result of the Horizon Loan
           charge-off, the payoffs and the pay downs mentioned above.   The
           General Partners are currently reviewing the distribution policy. The Partnership receives a lesser rate of return from its short-term investments than it would receive from the Mortgage Loans, (were they not paid down) thereby reducing interest income available for distribution. The Partnership distributed $5,000,000 as a return of capital on May 1, 1995.

           On April 12, 1995, the Board of Directors of the Common Goal Capital Group, Inc. appointed Mr. Anthony L. Jones as a member of the Board of Directors. Mr. Jones is a Director, Vice-President, and Founder of Capital Access Group, Inc., a Michigan based business financial consulting firm. Capital Access Group, Inc. (CAG) assists its clients in marketing, capital formation, and public relations.
           CAG's current client list includes such publicly traded companies as Fila Golf (NASDAQ:FGLF) and Royal Energy (NASDAQ:ROYL). Prior to forming Capital Access Group, Inc., Mr. Jones was Director of Marketing for Common Goal Capital Group, Inc. where he assisted in the development and implementation of marketing strategies and was responsible for raising $25 million for the Common Goal public investment programs. From 1975-1979 Mr. Jones served in the United States Marine Corps. Mr. Jones currently holds a NASD Series 7 securities license.

                          PART II - Other Information


           Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   N/A

           (b)   Reports on Form 8-K

           A Current Report on Form 8-K dated March 31, 1995 was filed on April 12, 1995. The Form 8-K contained a disclosure related to the filing of resignations of 2 members of the Board of Directors of Common Goal Capital Group, Inc., the Managing General Partner of the Partnership.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Common Goal Health Care Participating Mortgage Fund L.P.
                                  (Registrant)



                                       By:    Common Goal Capital Group, Inc.,
                                              Managing General Partner



DATED:   May 10, 1995                         /s/ Albert E. Jenkins, III
                                              ----------------------------------
                                              Albert E. Jenkins, III
                                              President, Chief Executive Officer
                                              and Acting Chief Financial Officer