Form 10QSB
period 1995-06-30
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1995-08-10
CIK 800444

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 Form 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly period ended June 30, 1995

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter priod that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO ____

                        PART I - Financial Information

Item 1.  Financial Statements

           COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                           (A Limited Partnership)

                                Balance Sheets


                                                        June 30,        December 31,
                                                          1995              1994
                                                      (Unaudited)
                                                      ------------      ------------
                                    Assets
                                    ------
Current Assets

        Cash and cash equivalents                       $1,482,941       7,002,601
        Mortgage interest receivable                        75,881         180,114
                                                        ----------      ----------
                Total current assets                     1,558,822       7,182,715

Mortgage loans receivable                                3,567,664       3,567,664
                                                        ----------      ----------
                                                        $5,126,486      10,750,379
                                                        ----------      ----------

                        Liabilities and Partners' Capital
                        ---------------------------------
Current Liabilities

        Accounts payable and accrued expenses           $   16,028          22,973
        Due to Affiliates                                    1,835              --
                                                        ----------      ----------
                                                            17,863          22,973

Partners' capital                                        5,108,623      10,727,406
                                                        ----------      ----------
                                                        $5,126,486      10,750,379
                                                        ==========      ==========

        See accompanying notes.

           COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                           (A Limited Partnership)

                       Statements of Partners' Capital
                                 (Unaudited)



                                                                            SIX  MONTHS ENDED
                                                                                 JUNE 30,
                                                        1995                                                1994
                                    ---------------------------------------------        ------------------------------------------
                                                                       TOTAL                                             TOTAL
                                    GENERAL           LIMITED          PARTNERS'         GENERAL         LIMITED         PARTNERS'
                                    PARTNERS          PARTNERS         CAPITAL           PARTNERS        PARTNERS        CAPITAL
                                   ----------         ---------       -----------       ----------      -----------      ---------

Balance at beginning of period      $147,246         10,580,160        10,727,406         145,688       14,546,499      14,692,187

Net earnings                           3,767            184,586           188,353           8,661          424,387         433,048

Cash distributions to partners      (111,830)        (5,695,306)       (5,807,136)           --           (849,388)       (849,388)
                                   ---------         ----------        ----------         -------        ---------       ---------

Balance at end of period             $39,183          5,069,440         5,108,623         154,349       14,121,498      14,275,847
                                   =========         ==========        ==========         =======       ==========      ==========



See accompanying notes.

           COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                           (A Limited Partnership)

                            Statements of Earnings
                                 (Unaudited)


                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                  JUNE 30,                   JUNE 30,
                               1995         1994          1995       1994
                               ----         ----          ----       ----

Income
  Interest                 $  188,981     313,195       412,594     624,538
                           ----------  ----------    ----------  ----------
                              188,981     313,195       412,594     624,538
                           ----------  ----------    ----------  ----------
Expenses
  Professional fees            22,244      35,386       102,394      76,468
  Fees to affiliates:
    Management                 25,242      33,992        53,609      67,984
    Mortgage servicing          5,168       5,355        10,335      10,710
  Other                        37,371      16,554        57,903      36,328
                           ----------  ----------    ----------  ----------
                               90,025      91,287       224,241     191,490
                           ----------  ----------    ----------  ----------
  NET EARNINGS             $   98,956     221,908       188,353     433,048
                           ==========  ==========    ==========  ==========
Net earnings per
  limited partner unit     $      .05         .12           .10         .23
                           ==========  ==========    ==========  ==========
Weighted average
  limited units
  outstanding               1,911,411   1,911,411     1,911,411   1,911,411
                           ==========  ==========    ==========  ==========


           COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                           (A Limited Partnership)


                           Statements of Cash Flows


                                 (Unaudited)


                                                          SIX MONTHS ENDED
                                                JUNE 30, 1995           JUNE 30, 1995
Cash flows from operating activities:
  Net earnings                                  $   188,353               433,048

Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Increase in due from affiliates                       --                (5,701)
   Decrease in interest receivable                  104,233               173,787
   Decrease in accounts
    payable and accrued expenses                     (6,945)              (21,252)
   Increase (decrease) in due to
    affiliates                                        1,835                  (415)
                                                -----------             ---------
     Net cash provided by operating
      activities                                    287,476               579,467

Cash from investing activities -
  Proceeds from mortgage loan
  principal repayments                                  --                300,000
                                                ----------              ---------

Cash used in financing activities -
  Distribution to general partner                 (111,830)                    --
  Distributions to limited partners             (5,695,306)              (849,388)
                                                ----------              ---------
                                                (5,807,136)              (849,388)
                                                ----------              ---------
Net increase (decrease) in cash
  and cash equivalents                          (5,519,660)               (30,079)

Cash and cash equivalents,
  beginning of period                            7,002,601              7,224,916
                                                ----------              ---------

Cash and cash equivalents,
  end period                                    $1,482,241              7,254,995
                                                ----------              ---------

                           COMMON GOAL HEALTH CARE
                       PARTICIPATING MORTGAGE FUND L.P.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                 (Unaudited)
                                June 30, 1995

(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     Common Goal Health Care Participating Mortgage Fund L.P. (the "Partnership") was formed on August 20, 1986 to invest in and make mortgage loans to third parties involved in health care. On July 21, 1987, the Partnership commenced operations, having previously sold more than the specified minimum of 116,000 units ($1,160,000). The Partnership's offering terminated on February 20, 1989 with the Partnership having sold the specified maximum of 1,912,911 units ($19,129,110).

     The general partners are Common Goal Capital Group, Inc. as the managing general partners and Common Goal Limited Partnership I as the minority general partner. Under the terms of the Partnership's agreement of limited partnership (the "Partnership Agreement"), the general partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership.

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

     An allowance for loan losses is provided at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of June 30, 1995.

     No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

         Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

         The accompanying unaudited financial statements as of and for the three months and six months ended June 30, 1995 and 1994 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and result of operations of the Partnership. Such adjustments are normal and recurring.

(2)      Mortgage Loans Receivable

         Information concerning mortgage loans receivable as of June 30, 1995 is as follows:


                        Basic
                        Interest                                                Face and carrying
Description             Rate            Maturity Date           Prior Liens    Amount of Mortgages
-----------             --------        -------------           -----------    -------------------
Westwood loan           11.5%           March 10, 1998           3,200,000      1,000,000
Winthrop loan           11.5%           March 25, 1998           7,200,000      1,000,000
Honeybrook loan         13.7%           January 1, 2000          8,810,000      1,567,664
                                                                ----------      ---------
                                                                19,210,000      3,567,664
                                                                ==========      =========

         The loans are second mortgage loans secured by health care-related real properties. Interest is payable monthly with the principal balance generally due at maturity. The loans generally provide for the payment of additional interest based upon gross revenues of the properties and the payment of participation interests ranging from 9-30% of the increase in the fair market value of the properties at maturity or redemption, as defined.

         On July 7, 1994, the borrowers on the SHALP Loan repaid the principal balance of $3,300,000, and paid the related prepayment penalty of $132,000, additional interest of $60,752, based on 1994 gross revenues through May, 1994, and $23,421 in basic interest. The Participation in the SHALP property will be forthcoming upon the determination of the appreciation in value. Determination of the Participation has been delayed due to the selection of an appraiser. The Managing General Partner has chosen Urban Information Services to perform the appraisal during July, 1995 and currently believes that a determination will be made during the third quarter of 1995. The appraisal will be based on the value as of July 7, 1994. No accrual for appreciation has been made as of June 30, 1995.

         Income received on the SHALP Loan since its inception is $2,412,788 in basis interest, $900,885 in additional interest based upon gross revenues, and $132,000 prepayment penalty (a total of $3,445,673 earned on $3,300,000 over six years and nine months).

     The carrying value of the mortgage loans for tax purposes is the same as that for financial reporting purposes. All properties are subject to a first mortgage lien in each case held by unaffiliated third parties. As of June 30, 1995, none of the loans were delinquent as to regular interest and all loans have paid the annual gross revenue interest.

(3)  Subsequent Event
     ----------------

     On July 5, 1995, the Partnership declared and paid a quarterly distribution of $236,840 to Unitholders of record at June 15, 1995.

Item 2.  Management's Discussion and Analysis or Plan of Operations
         ----------------------------------------------------------

         Liquidity and Capital Resources
         -------------------------------

         Common Goal Health Care Participating Mortgage Fund L.P., a Delaware limited partnership (the "Partnership"), was forced to make mortgage loans secured by real property (the "Mortgage Loan") comprised of a mix of first and junior Mortgage Loans, secured by health-care related properties. The Public Offering commenced on February 20, 1987 and continued through February 20, 1989, when the Public Offering terminated. Total gross offering proceeds raised were $19,129,110.

         Partnership assets decreased from $10,750,379 at December 31, 1994 to $5,126,486 at June 30, 1995 primarily due to principal pay-backs to the limited partners. As of June 30, 1995, the portfolio consists of 3 Mortgage Loans with an aggregate outstanding principal balance of $3,567,664.

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

         The Partnership's balance of cash and cash equivalents at June 30, 1995 and December 31, 1994 was $1,482,941 and $7,002,601, respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1994 to June 30, 1995 resulted from the payment of a $5,000,000 ($2.616 per Unit) capital distribution to the limited partners and payment of $695,306 in dividend distributions to the limited partners (which included $506,953 [$.265 per Unit] as a return of capital), $111,830 distributed to the general partner, and a $6,945 decrease in accounts payable and accrued expenses. However, the decrease in cash and cash equivalents was partially offset by net earnings of $188,353, a decrease of $104,233 in interest receivable, and an increase of $1,835 is due to affiliates.

         The Partnership is required to maintain reserves of not less than 1% of gross offering proceeds (not less than $191,291), but maintains a reserve in excess of that amount. The Managing General Partner continues to monitor the level of working capital reserves and pay adjust the reserves as necessary to meet the Partnership reserve requirements.

         The Partnership's success and the resultant rate of return to Unit holders is dependent upon, among other things, (a) the ability of the Managing General Partners to identify suitable opportunities for the Partnership to invest and reinvest its assets and (b) the ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loans.

Since the Horizon Loan was charged off, the Riverview, SHALP and New Medico Loans have been paid off, and the Joint Venture Loan and the Westwood Loan have been paid down, the Partnership rates of return have been and will be adversely impacted. However, the Partnership will continue to pursue its pending litigation against the original Horizon borrower and its general partners and affiliates of the original lessee, certain Adventist groups. Also, the additional funds representing repayment of the above-mentioned loans are being invested per Partnership guidelines.

Results of Operations

Since commencement of operations in July of 1987, the Partnership has invested all available funds (funds not yet invested in Mortgage Loans) in short-term, temporary investments. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership. Although the Partnership's earnings were expected to increase slowly once its portfolio of Mortgage Loans was substantially completed and borrowers commended payments of Additional Interest, the default on the Partnership's $1,400,000 Horizon Loan (made in July 1988) which occurred in July of 1990 has adversely impacted such expectation.

During the quarters ended June 30, 1995 and 1994, the Partnership had net earnings of $98,956 and $221,908 based on total revenues of $188,981 and $313,195, and total expenses of $90,025 and $91,287, respectively. The decrease in net earnings is due to a decrease in interest income caused by the 1994 payoffs of the New Medico, Riverview and SHALP Loans, and the 1994 pay downs of the Joint Venture and Westwood Loans. The Mortgage Loans were all current as of June 30, 1995. The General Partners expect these loans will continue to perform pursuant to the loan documents.

On April 25, 1994 the Circuit Court of DuPage County entered an order granting the Partnership's Motion to Dismiss the counterplaintiffs' counterclaim with prejudice in the Horizon Loan Litigation. The court found that the counterplaintiffs did not have standing to assert the claims against the Partnership. Without determining the validity of any such claims, the Court determined that the claims could only be asserted by HHC, Inc., the successor to Horizon Healthcare (the original borrower) which filed a bankruptcy petition in November 1990. Subsequently, Horizon Healthcare moved to have the above motion vacated. On July 5, 1994, the Circuit Court denied the Horizon Healthcare motion to vacate. The Court set the Close of Discovery for January 26, 1995 and set a Final Status as of that same date. The Court then subsequently extended this date to April 5, 1995. A Hearing was held April 6, 1995 at which a trial date of October 23, 1995 was set. Discovery has been completed and an amended complaint was filed by the Partnership in early May, 1995. The
         Partnership is presently preparing for the October 23, 1995 trial. The Partnership is seeking $1.4 million (principal amount of the loan to Horizon) plus interest owing any punitive damages. As the General Partners cannot presently predict the outcome of the other actions being considered in connection with the Horizon Loan default, they cannot predict with any accuracy the impact thereof for future years. The General Partners anticipate that the Partnership's expenses (other than those relating to the Horizon Loan Litigation) incurred in 1995 will approximate this expenses incurred in 1994.

         Although the Partnership made dividend distributions of $349,574, $345,732, and $236,840 in January, April, and July 1995, the distributions may not remain at the present level (9.256% of invested capital) as a result of the Horizon Loan charge-off, the payoffs and the pay downs mentioned above. The General Partners are currently reviewing the distribution policy. The Partnership receives a lesser rate of return from its short-term investments than it would receive from the Mortgage Loans (were they not paid down) thereby reducing interest income available for distribution. The Partnership distributed $5,000,000 as a return of capital on May 1, 1995.

         On April 10, 1995, the Board of Directors of the Common Goal Capital Group, Inc. appointed Mr. Anthony L. Jones as a member of the Board of Directors. Mr. Jones is a Director, Vice-President, and Founder of Capital Access Group, Inc., a Michigan based business financial consulting firm. Capital Access Group, Inc. (CAG) assists its clients in marketing, capital formation, and public relations. CAG's current client list includes such publicly traded companies as Fila Golf (NASDAQ:FGLF) and Royal Energy (NASDAQ:ROYL). Prior to forming Capital Access Group, Inc., Mr. Jones was Director of Marketing for Common Goal Capital Group, Inc. where he assisted in the development and implementation of marketing strategies and was responsible for raising 25 million dollars for the Common Goal public investment programs. From 1975-1979 Mr. Jones served in the United States Marine Corps. Mr. Jones currently holds a NASD Series 7 securities license.

                         Part II - Other Information


        Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits and Reports on Form 8-K

        (a)   N/A

        (b)   Reports on Form 8-K
        A Current Report on Form 8-K dated March 31, 1995 was filed on April 12, 1995. The Form 8-K contained a disclosure related to the filing of resignations of 2 members of the Board of Directors of Common Goal Capital Group, Inc., the Managing General Partners of the Partnership.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           Common Goal HealthCare Participating Mortgage Fund L.P.
           -------------------------------------------------------
                                 (Registrant)


                                        By:  Common Goal Capital Group Inc.,
                                             Managing General Partner


DATED: July 28, 1995                         /s/ Albert E. Jenkins, III
                                             -------------------------------
                                             Albert E. Jenkins, III
                                             President, Chief Executive Officer
                                             and Acting Chief Financial Officer