Form 10QSB
period 1995-09-30
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1995-11-09
CIK 800444

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  Form 10-QSB


(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly period ended September 30, 1995

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange
         Act For the Transition period from _______________ to _______________

                        Commission File Number:  0-17600


            Common Goal Health Care Participating Mortgage Fund L.P.
    ----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Delaware                             52-1475268
-------------------------------            -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification No.)


                            6920 Donachie Road, #209
                           Baltimore, Maryland  21239
                 ---------------------------------------------
                    (Address of principal executive offices)


                                 (410) 828-4344
                 ---------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES   X      NO
                                                               ------      -----

                         PART I - Financial Information

Item 1.  Financial Statements

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                                 Balance Sheets


                                                   September 30,    December 31,
                                                       1995             1994
                                                    (Unaudited)
                                                    ------------    -----------
                          Assets
                          ------

Current Assets

         Cash and cash equivalents                 $1,305,908        7,002,601
         Mortgage interest receivable                 111,864          180,114
                                                   ----------        ---------

                 Total current assets               1,417,772        7,182,715


Mortgage loans receivable                           3,567,664        3,567,664
                                                   ----------       ----------
                                                   $4,985,436       10,750,379
                                                   ==========       ==========


                 Liabilities and Partners' Capital
                 ---------------------------------

Current Liabilities

         Accounts payable and accrued
           expenses                                $   23,416           22,973
         Due to affiliates                              1,835             ---
                                                   ----------       ----------

                 Total current liabilities             25,251           22,973


Partners' capital                                   4,960,185       10,727,406
                                                   ----------       ----------
                                                   $4,985,436       10,750,379
                                                   ==========       ==========


         See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                             Statements of Earnings
                                  (Unaudited)


                                                       THREE MONTHS ENDED                                   NINE MONTHS ENDED
                                                            SEPTEMBER 30,                                      SEPTEMBER 30,
                                                      1995             1994                              1995             1994
                                                   ----------       ----------                        ----------       ----------
Income
------

         Interest                                  $  160,378         234,971                           572,972         859,509
         Misc. income                                     ---         132,000                               ---         132,000
                                                   ----------       ---------                         ---------       ---------
                                                      160,378         366,971                           572,972         991,509
                                                   ----------       ---------                         ---------       ---------
Expenses
--------

         Professional fees                             24,815          17,250                           127,209          93,718
         Fees to affiliates:
                 Management                            18,992          30,242                            72,601          98,226
                 Mortgage servicing                     5,167           5,167                            15,502          15,877
         Other                                         23,001          25,543                            80,904          61,871
                                                   ----------       ---------                         ---------       ---------
                                                       71,975          78,202                           296,216         269,692
                                                   ----------       ---------                         ---------       ---------

                 NET EARNINGS                      $   88,403         288,769                           276,756         721,817
                                                   ==========       =========                         =========       =========

Net earnings per limited partner
  unit                                             $      .05             .15                               .14             .38
                                                   ==========       =========                         =========       =========

Weighted average limited partner
  units outstanding                                 1,911,411       1,911,411                         1,911,411       1,911,411
                                                   ==========       =========                         =========       =========

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                        Statements of Partners' Capital
                                  (Unaudited)


                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,

                                                   1995                                                    1994
                                  ---------------------------------------           -----------------------------------------------

                                                                    TOTAL                                               TOTAL
                                  GENERAL          LIMITED          PARTNERS'        GENERAL          LIMITED           PARTNERS'
                                  PARTNERS         PARTNERS         CAPITAL          PARTNERS         PARTNERS          CAPITAL
                                  --------         --------         -------          --------         --------          -----------
Balance at beginning
  of period                       $147,246         10,580,160       10,727,406       145,688          14,546,499       14,692,187

Net earnings                         5,535            271,221          276,756        14,436             707,381          721,817

Cash distributions to
  partners                        (111,830)        (5,932,147)      (6,043,977)          ---          (4,272,749)      (4,272,749)
                                 ---------        -----------      -----------       -------         -----------      -----------

Balance at end of period          $ 40,951          4,919,234        4,960,185       160,124          10,981,131       11,141,255
                                 =========        ===========      ===========       =======         ===========      ===========


See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                            Statements of Cash Flows

                                  (Unaudited)

                                                                             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                                        1995             1994
                                                                    -------------    -------------
Cash flows from operating activities:
         Net earnings                                               $   276,756         721,817

  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
         Increase in due from affiliates                                    ---      (    5,701)
         Increase in other receivables                                      ---      (   42,076)
         Decrease in interest receivable                                 68,250         175,150
         Increase (decrease) in accounts
           payable and accrued expenses                                     443      (    1,649)
         Increase (decrease) in due to
          affiliates                                                      1,835      (      415)
                                                                   ------------     -----------
                 Net cash provided by operating
                   activities                                           347,284         847,126
                                                                   ------------     -----------
Cash from investing activities -
  Proceeds from mortgage loan
         principal repayments                                               ---       3,600,000
                                                                   ------------     -----------
Cash used in financing activities -
  Distribution to general partner                                   (   111,830)            ---
  Distribution to limited partners                                  ( 5,932,147)     (4,272,749)
                                                                   ------------     -----------
                                                                    ( 6,043,977)     (4,272,749)
                                                                   ------------     -----------
Net increase (decrease) in cash
  and cash equivalents                                              ( 5,696,693)        174,377

Cash and cash equivalents,
  beginning of period                                                 7,002,601       7,224,916
                                                                   ------------     -----------
Cash and cash equivalents,
  end of period                                                     $ 1,305,908       7,399,293
                                                                   ============     ===========


See accompanying notes.

                            COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)
                               September 30, 1995

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

     An allowance for loan losses is provided at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of September 30, 1995.

     No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

     Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

     The accompanying unaudited financial statements as of and for the three months and nine months ended September 30, 1995 and 1994 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring.


(2)  Mortgage Loans Receivable

     Information concerning mortgage loans receivable as of September 30, 1995 is as follows:

                                                             Face and
                    Basic                                    carrying
                   interest     Maturity         Prior       amount of
Description          rate         date           liens       mortgages
-----------          ----         ----           -----       ---------
Westwood loan       11.5%     March 10, 1998    3,200,000   1,000,000
Winthrop loan       11.5%     March 25, 1998    7,200,000   1,000,000
Honeybrook loan     13.7%    January 1, 2000    8,810,000   1,567,664
                                                ---------   ---------
                                              $19,210,000   3,567,664
                                              ===========   =========


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

     On July 7, 1994, the borrowers on the SHALP Loan repaid the principal balance of $3,300,000, and paid the related prepayment penalty of $132,000, additional interest of $60,752 based on 1994 gross revenues through May, 1994, and $23,421 in basic interest. The determination of the amount of the Participation, if any, owing under the loan documents has been delayed pending receipt of an appraisal to determine the appreciation in value. The Managing General Partner has had the appraisal performed and it was completed on September 8, 1995. The Managing General Partner has now requested that the borrowers on the SHALP Loan provide certain additional information to allow a determination of whether a participation is owing under the loan documents. No accrual for the participation has been made as of September 30, 1995.

     Income received on the SHALP Loan since its inception is $2,412,788 in basic interest, $900,885 in additional interest based upon gross revenues, and $132,000 prepayment penalty (a total of $3,445,673 earned on $3,300,000 over six years and nine months).

     The carrying value of the mortgage loans for tax purposes is the same as that for financial reporting purposes. All properties are subject to a first mortgage lien in each case held by unaffiliated third parties. As of September 30, 1995, none of the loans were delinquent as to regular interest and all loans have paid the annual gross revenue interest.

(3)  Subsequent Event

     On October 5, 1995, the Partnership declared and paid a quarterly distribution of $236,840 to Unitholders of record at September 15, 1995, and an annual distribution of $101,582 to Unitholders of records at September 30, 1995.

Item 2.   Management's Discussion and Analysis or Plan of Operations

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

          Partnership assets decreased from $10,750,379 at December 31, 1994 to $4,985,436 at September 30, 1995 primarily due to principal pay-backs to the Limited Partners. As of September 30, 1995, the portfolio consists of 3 Mortgage Loans with an aggregate outstanding principal balance of $3,567,664.

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

          The Partnership's balance of cash and cash equivalents at September 30, 1995 and December 31, 1994 was $1,305,908 and $7,002,601,
          respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1994 to September 30, 1995 resulted from the payment of a $5,000,000 ($2.616 per Unit) capital distribution to the limited partners and payment of $932,147 in dividend distributions to the limited partners (which included $655,391 [$.343 per Unit] as a return of capital), and $111,830 distributed to the general partner. However, the decrease in cash and cash equivalents was partially offset by net earnings of $276,756, receipt of $68,250 in interest receivable, and an increase of $1,835 in due to affiliates.

          The Partnership is required to maintain reserves of not less than 1% of gross offering proceeds (not less than $191,291), but maintains a reserve in excess of that amount. The Managing General Partner continues to monitor the level of working capital reserves and may adjust the reserves as necessary to meet the Partnership's reserve requirements.

          The Partnership's success and the resultant rate of return to Unitholders is dependent upon, among other things, (a) the rate of return on the Partnership's cash and cash equivalents and (b) the ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loans.

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

          During the quarters ended September 30, 1995 and 1994, the Partnership had net earnings of $88,403 and $288,769 based on total revenues of $160,378 and $366,971, and total expenses of $71,975 and $78,202, respectively. The decrease in net earnings is due to a decrease in interest income caused by the 1994 payoffs of the New Medico, Riverview and SHALP Loans, and the 1994 pay downs of the Joint Venture and Westwood Loans. The General Partners anticipate that the Partnership's expenses (other than those relating to the Horizon Loan Litigation) incurred in 1995 will approximate the expenses incurred in 1994. The Mortgage Loans were all current as of September 30,

          1995. The General Partners expect these loans will continue to perform pursuant to the loan documents.

          On July 8, 1988, the Partnership funded a $1,400,000, ten year mortgage loan (the "Horizon Loan") to Horizon HealthCare, an Oregon general partnership (the "Horizon Borrower"), secured by a second lien on a 150-bed nursing facility in Moore, Oklahoma and an 89-bed nursing facility and a 200-bed nursing facility each in Norman, Oklahoma (the "Horizon Facilities"). At the time of funding, the Horizon Facilities were leased on a triple-net basis to a substantial not-for-profit corporation. At the time the Partnership entered into its loan agreement with the Horizon Borrower in June of 1988, the Partnership received tenant estoppel letters executed by certain officers of Adventist Living Centers, Inc., a Wisconsin not-for-profit corporation ("ALC") concerning certain leases then in effect between the Horizon Borrower and ALC. In July, 1990, the Partnership notified the Horizon Borrower that it was in default on the Horizon Loan for failure to make payments, and in September, 1990, the Partnership sent the Horizon Borrower a notice of intent to foreclose. On or about November 20, 1990, the Horizon Borrower transferred legal title to the Horizon Facilities to an affiliated corporation ("New Owner") allegedly in violation of the mortgages of the Partnership and of the senior lender, and immediately thereafter, the New Owner instituted bankruptcy proceedings for reorganization under Chapter 11 in Federal Bankruptcy Court in Cleveland County, Oklahoma. The Partnership has since pursued litigation in the Circuit Court of DuPage County of Illinois seeking recoveries related to obligations owed to the Partnership pursuant to the Horizon Loan (the "Horizon Loan Litigation"). The Court set the close of discovery in the Horizon Loan Litigation for January 26, 1995 and set a Final Status as of that same date. The Court then subsequently extended this date to April 5, 1995. A hearing was held April 6, 1995 at which a trial date of October 23, 1995 was set. Discovery has been completed and an amended complaint was filed by the Partnership in early May, 1995. On October 6, 1995 the Court subsequently approved the Partnership's motion to include the Adventist Church as an additional defendant in the case. The Court also granted the Adventists a 60-90 day extension for discovery. The anticipated new trial date will probably be in December, 1995 or January, 1996. The Partnership continues to prepare for trial. The Partnership is seeking $1.4 million (principal amount of the loan to Horizon) plus interest owing and punitive damages. As the General Partners cannot presently predict the outcome of the other actions being considered in connection with the Horizon Loan default, they cannot predict with any accuracy the impact thereof for future years.

          Although the Partnership made quarterly dividend distributions totalling $1,168,987 through October 5, 1995, the distributions may not remain at the present level (9.256% of invested capital) as a result of the Horizon Loan charge-off, the payoffs and the pay downs mentioned above. The General Partners are currently reviewing the distribution policy. The Partnership receives a lesser rate of return from its short-term investments than it would receive from the Mortgage Loans, (were they not paid down) thereby reducing interest income available for distribution. The Partnership distributed $5,000,000 as a return of capital on May 1, 1995.

                          PART II - Other Information


     Items 1 through 6 are omitted because of the absence of conditions under which they are required.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            Common Goal Health Care Participating Mortgage Fund L.P.
            --------------------------------------------------------
                                  (Registrant)




                         By:  Common Goal Capital Group, Inc.
                              Managing General Partner


DATED:  November 3, 1995      /s/ Albert E. Jenkins, III
                              --------------------------
                              Albert E. Jenkins, III
                              President, Chief Executive Officer
                              and Acting Chief Financial Officer