Form 10QSB/A
period 1995-09-30
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1996-01-05
CIK 800444

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



                                  Form 10-QSB/A



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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.



            Common Goal Health Care Participating Mortgage Fund L.P.
            --------------------------------------------------------
                                  (Registrant)




                         By:  Common Goal Capital Group, Inc.
                              Managing General Partner



DATED:  January 4, 1996       /s/ Albert E. Jenkins, III

                              --------------------------
                              Albert E. Jenkins, III
                              President, Chief Executive Officer
                              and Acting Chief Financial Officer