Form 10KSB40
period 1995-12-31
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1996-03-29
CIK 800444

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(Mark One)

[ X ]                 ANNUAL REPORT PURSUANT TO SECTION
                              13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995

                                     OR

[   ]                    TRANSITION REPORT PURSUANT TO
                            SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the Transition period from                to
                                     ---------------    ---------------

                       Commission file number 0-17600

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                 (Name of Small Business Issuer in its charter)

      Delaware                                           52-1475268
---------------------------------                   -------------------
(State or other jurisdiction                         (I.R.S. Employee
of incorporation or organization)                   Identification No.)

6920 Donachie Rd., #209, Baltimore,  Maryland             21239
---------------------------------------------       -------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code         (410) 828-4344
                                                    -------------------

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                         Limited Partnership Interests

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  Issuer's revenues for the fiscal year ended December 31, 1995 were $727,059.

  The aggregate sales price of the units of Limited Partnership Interest held by non-affiliates of the Registrant as of December 31, 1995 and as of March 15, 1996 was $4,699,352 (1,555 investors). As of December 31, 1995 and March 15, 1996, there was no market for these Units and no market is expected to develop. The aggregate sales price is accordingly not necessarily indicative of the price at which these Units would trade.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Prospectus of the Registrant dated February 20, 1987, and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended, are incorporated by reference into Parts III and IV of this Annual Report on Form 10-KSB. The Index to Exhibits is located on page 17.

                               TABLE OF CONTENTS


                                                                                                                       Page
                                                                                                                       ----
PART I
  Item 1. Description of Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
  Item 2. Description of Property   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
  Item 3. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
  Item 4. Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

PART II
  Item 5. Market for Units of Limited Partnership Interest and Related Security Holder Matters  . . . . . . . . . . . .   11
  Item 6. Management's Discussion and Analysis or Plan of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .   11
  Item 7. Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . .   14

PART III
  Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
              of the Exchange Act   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
  Item 10.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
  Item 11.  Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . . . . .   17
  Item 12.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
  Item 13.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

FINANCIAL STATEMENTS

SIGNATURES


                                      (i)

                                     PART I

Item 1.  Description of Business.

General.

  Common Goal Health Care Participating Mortgage Fund L.P. (the "Partnership") was organized on August 20, 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's general partners are Common Goal Capital Group, Inc. ("Common Goal" or the "Managing General Partner") and Common Goal Limited Partnership I (the "Minority General Partner") (collectively, the "General Partners"). With limited exceptions, Common Goal has exclusive control over the business of the Partnership, including the right to manage the Partnership's assets. The Partnership commenced operations on July 21, 1987 after having accepted subscriptions for more than the requisite minimum of 116,000 depositary units representing beneficial assignments of limited partnership interests (the "Depositary Units") in a public offering registered with the U.S. Securities and Exchange Commission on Form S-11 (the "Public Offering"). The Partnership raised a total of $19,129,110 in the Public Offering which terminated on February 20, 1989. On June 25, 1990, the Managing General Partner caused all holders of Depositary Units to be admitted to the Partnership as Limited Partners holding units of limited partnership interests (the "Units").

  The Partnership's primary business has been to invest in or make mortgage loans (the "Mortgage Loans"), comprised of a mix of first and junior Mortgage Loans, secured by health care-related real properties owned by unaffiliated entities. The Partnership does not intend to own or acquire real property, except in the event of foreclosure when the Managing General Partner deems such acquisition to be in the best interest of the Partnership. The Partnership has two Mortgage Loans which remained outstanding as of March 15, 1996. See "Existing Mortgage Loans" below.

  The Partnership's objectives in making investments of the type described above were: (i) to preserve and protect the Partnership's capital; (ii) to provide quarterly distributions from investment income; and (iii) to provide for potential long-term appreciation of its Mortgage Loan investments, principally through participations payable at maturity of the Mortgage Loan or upon the sale or refinancing of the underlying property (the "Participations"). Because Participations in facility appreciation are paid only upon maturity of a Mortgage Loan or a sale of the underlying facility, cash distributions as a result of Participations on the two remaining Mortgage Loans are not expected to commence until repayment or maturity. It is not an objective of the Partnership to provide tax-sheltered income.

  Funds held pending distribution may be invested by the Partnership, at the direction of the Managing General Partner, in United States government securities, certificates of deposit of United States banks with a net worth of at least $20,000,000, repurchase agreements covering the securities of the United States government or governmental agencies, bankers' acceptances, commercial paper rated A-1 or better by Moody's Investors Service, Inc., money market funds having assets in excess of $100,000,000, interest-bearing time deposits in banks and thrift institutions or any combination of these investments.

  Policies for Dissolution. Since it was the intention of the Managing General Partner to liquidate the Partnership's assets between 1999 and 2004, the Managing General Partner has commenced an orderly liquidation and will not reinvest loan proceeds in new Mortgage Loans. The Partnership's last remaining Mortgage Loans, the Joint Venture Loan and Westwood Loan (expected to be prepaid in April 1996), will mature on January 1, 2000 and March 1998, respectively.

  Other Operating and Investment Policies. Affiliates of the General Partners (including partners, officers and directors investing for their own account or that of others) have formed, and may in the future form, limited partnerships or other entities with the same investment objectives and policies as the Partnership. The Managing General Partner will attempt to resolve any conflicts of interest between the Partnership and others by exercising the good faith required of fiduciaries. Such conflicts will be resolved in the best judgment of the Managing General Partner. In connection therewith, in 1990, Common Goal Health Care Pension and Income Fund L.P. II ("Common Goal II"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the Partnership and the Partnership made a ten-year second mortgage loan in the original principal amount of $3,430,114 (presently $1,618,254 is outstanding at December 31, 1995) to an unaffiliated third party through a joint venture between the Partnership and Common Goal II (the "Joint Venture Loan").

Existing Mortgage Loans.

  SHALP Loan. The Partnership made its initial mortgage loan (the "SHALP Loan") on August 12, 1987 and funded it in three phases through December 15, 1987 for a total outstanding loan principal of $3,300,000. The borrowers were Stamford Health Associates Limited Partnership, PersonaCare of Connecticut, Inc., Homestead Health Center, Inc., Courtland Gardens Residence Homes, Inc. and Courtland Health Center, Inc., all of which are affiliates of PersonaCare, Inc., ("PersonaCare"). The SHALP Loan was secured by a second mortgage on three separate long term care facilities containing a total of 267 beds in two nursing care facilities and 68 rooms at a residential facility, all located in Stamford, Connecticut. The SHALP Loan had a term of 10 years (maturing in August 1997). On July 7, 1994, the borrowers on the SHALP Loan repaid the principal balance of $3,300,000, and paid the related prepayment penalty of $132,000, additional interest of $60,752 based on 1994 gross revenues through May, 1994, and $23,421 in basic interest. Since there was no appreciation in the value of the property securing the SHALP Loan, the Partnership did not receive any additional income. Income received on the SHALP Loan from inception through repayment is $2,412,788 in basic interest, $900,885 in additional interest based upon gross revenues, and $132,000 prepayment penalty (a total of $3,445,673 earned on $3,300,000 over six years and nine months).

  The Westwood Loan. On March 10, 1988, the Partnership funded a $1,300,000 mortgage loan secured by a second mortgage on a 120-bed long term nursing care facility (the "Westwood

Facilities") in Poplar Bluff, Missouri (the "Westwood Loan"). When the Westwood Loan was funded, the loan-to-value ratio was approximately 91%. The Westwood Loan has a term of 10 years (maturing in March 1998). The Westwood Loan was supported by two separate guarantees; the first provided by Westwood Hills Health Care Center, Inc. (the "Westwood Loan Borrower") and Health Services Management Corporation (which manages the Westwood Facility) and the second provided by John Rothert and R. William Brece, Jr. (principals of the Westwood Loan Borrower). The guaranties were required to be maintained until certain loan-to-value ratios and debt service coverage ratios were met. As of November 30, 1992, the conditions for release of the guaranties were met and the guaranties were released. The guarantee by Messrs. Rothert and Brece is subject to reinstatement at any time during the loan term if the State of Missouri or other regulatory agencies adjust the reimbursement rates such that it reduces debt service coverage to less than 1.3:1.0. This guaranty will then remain effective until the debt service ratio returns to the level it was prior to the adjustment and holds or exceeds that level for 12 consecutive months. The Westwood Loan balance was $1,000,000 as of December 31, 1995. In January 1996, the Partnership was notified that the Borrower intends to pay off the Westwood Loan in April 1996.

  The Winthrop Loan. On March 25, 1988, the Partnership funded a mortgage loan in the principal amount of $1,000,000 (the "Winthrop Loan") which is secured by a second mortgage on a 142-bed nursing care facility in Medford, Massachusetts (the "Medford Facility"). The Partnership has also received additional collateral in the form of a second mortgage on a 170-bed nursing care facility owned by an affiliate of the borrower in Bryn Mawr, Pennsylvania (the "Bryn Mawr Facility"). The Winthrop Loan has a term of 10 years (maturing in March
1998). When the Winthrop Loan was funded, the loan-to-value ratio was approximately 91%. The Winthrop Loan is the subject of a guaranty of payment of principal and interest by Hardie Beloff (a principal of the borrower) and the Winthrop House Associates Limited Partnership (the "Winthrop Borrower"). This guaranty terminates upon the achievement of debt service coverage of at least 1.3:1.0 for 36 consecutive months. As of December 31, 1995, the conditions for release of the guaranty had not been met.

  In December of 1991, the Partnership learned that state Medicare authorities had notified the Winthrop Borrower that the state had discovered a series of overpayments to the Winthrop Borrower in connection with the Medford Facility. The Winthrop Borrower entered into an agreement with the senior lender on the Medford Facility, the Partnership and the state Medicare authorities whereby such funds would be repaid to the state. Pursuant to the agreement, the Winthrop Borrower has paid all past due amounts of Additional Interest and is now current with its payments of Basic Interest and Additional Interest. The Winthrop Loan, which had been performing according to its original terms, was repaid in full in February 1996, together with a prepayment penalty of $55,000.

  Horizon Loan. On July 8, 1988, the Partnership funded a $1,400,000, ten year mortgage loan (the "Horizon Loan") to Horizon Healthcare, an Oregon general partnership (the "Horizon Borrower"), secured by a second lien on a 150-bed nursing facility in Moore, Oklahoma and an 89-bed nursing facility and a 200-bed nursing facility each in Norman, Oklahoma (the "Horizon

Facilities"). At the time of funding, the Horizon Facilities were leased on a triple-net basis to a substantial not-for-profit corporation. In November of 1989, an issue arose between the Horizon Borrower (who is also the landlord) and the tenant (the not-for-profit corporation), whereby the tenant sought a reduction in lease payments and, as a counter-measure, the Horizon Borrower sought possession. The landlord was granted an order for possession of the Horizon Facilities pursuant to which it took possession on approximately February 1, 1990. On or about July 25, 1990, the Partnership notified the Horizon Borrower that it was in default on this loan for failure to make payments, and that the Partnership intended to pursue all available remedies against the borrower unless the loan was brought current. On September 7, 1990, the Partnership sent the Horizon Borrower a notice of intent to foreclose. The Partnership was advised that the Horizon Borrower also had been in default on the first mortgage on the Horizon Facilities since approximately July of 1990 and that the first mortgagee (the "Senior Lender") also sent the borrower a "notice of intent of non-judicial foreclosure." On September 21, 1990, the Senior Lender filed a petition in the District Court of Cleveland County, Oklahoma, against the Horizon Borrower, seeking, among other relief, monetary damages in the amount owed to it and against the Horizon Borrower, the Partnership and others, seeking to foreclose its lien on the Horizon Facilities. On or about November 20, 1990, the Horizon Borrower transferred legal title to the Horizon Facilities to an affiliated corporation ("New Owner") allegedly in violation of the mortgages of the Partnership and of the Senior Lender, and immediately thereafter, the New Owner instituted bankruptcy proceedings for reorganization under Chapter 11 in Federal Bankruptcy Court in Cleveland County, Oklahoma. A plan of reorganization was approved by all creditors of the New Owner and confirmed on May 29, 1991 (the "Plan"). Under the terms of the Plan, the Partnership received monthly payments of $15,475.08 which is calculated by amortizing the principal amount of $1,469,000 at 12% per annum over 25 years. After the Plan was confirmed, the Partnership received the modified payments due it under the Plan through February, 1992. At June 30, 1992, the Horizon Loan was four months delinquent as to the principal and interest payments required by, and therefore in default under, the Plan. On June 18, 1992, the Partnership, together with two other creditors of HHC, Inc., filed an involuntary petition in bankruptcy against HHC, Inc., the successor in interest to the assets of the Horizon Borrower. Common Goal intended to submit a plan of reorganization to the bankruptcy court that would vest title to the Horizon Facilities in an affiliate of Common Goal. On July 13, 1992, the Board of Directors of Common Goal met and decided to proceed no further with attempts to obtain control of the three properties collateralizing the Horizon Loan.
The decision was made because of the high risk involved, the low probability of success and the amount of new investment required if the Partnership were to obtain the properties. This action enabled the Senior Lender to proceed with its foreclosure proceedings on the properties. Management of the Partnership evaluated the exposure with respect to this mortgage loan receivable and provided an allowance for loss of $993,495 in 1992 in order to fully reserve against a loan balance of $1,393,495. As of December 31, 1992, the loan had been charged off.

  At the time the Partnership entered into its loan agreement with the Horizon Borrower in June of 1988, the Partnership received tenant estoppel letters executed by certain officers of Adventist Living Centers, Inc., a Wisconsin not-for-profit corporation ("ALC"). In these letters,

ALC made representations to the Partnership concerning certain leases then in effect between the Horizon borrower and ALC.

  On November 14, 1990, ALC filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Illinois. On May 20, 1991, a proof of claim was filed on behalf of the Partnership in the ALC bankruptcy case alleging that at the time ALC's petition was filed, ALC was indebted to the Partnership in the amount of $1,629,404.56 based on ALC's breach of its tenant estoppel letters. In March of 1993, the Partnership reached a settlement of this claim and on March 19, 1993, the Partnership received final payment of $42,500. Future settlements in the pending state court action may require a return of funds to the creditors committee formed under the federal bankruptcy court.

  On October 23, 1991, a complaint was filed on behalf of the Partnership in the Circuit Court of DuPage County, Illinois. Named as defendants in that complaint are ALC, the Horizon Borrower and certain individuals and entities either currently or formerly affiliated with ALC or the Horizon Borrower, including the Horizon Borrower's general partners. The complaint alleges that the defendants made false representations of material fact to the Partnership. The complaint seeks recovery of damages in the amount of $1,400,000 plus interest, costs and attorneys' fees.

  On January 5, 1994, the DuPage County Circuit Court granted the Horizon Borrower and its general partners leave to file an amended answer and counterclaim against the Partnership. The Partnership was granted until February 2, 1994 to answer or otherwise respond to the counterclaim. The counterclaim asserted that after ALC defaulted on lease payments to Horizon, the Partnership interfered with Horizon's attempts to renegotiate its leases with ALC for three Oklahoma nursing home facilities for which the Partnership provided second mortgage financing, and also interfered with the Horizon Borrower's negotiations with an entity the Horizon Borrower proposed as a substitute tenant for ALC. The counterclaim also asserted that the Partnership misrepresented certain information regarding a proposal to operate the nursing home facilities, and breached its loan agreement with Horizon by withholding consent from proposed rent reductions to ALC. The counterclaim sought damages from the Partnership in the amount of approximately $6.8 million. On April 25, 1994 the Circuit Court of DuPage County entered an order granting the Partnership's Motion to Dismiss the counterplaintiffs' counterclaim with prejudice in the Horizon Loan Litigation. The court found that the counterplaintiffs did not have standing to assert the claims against the Partnership. Without determining the validity of any such claims, the Court determined that the claims could only be asserted by HHC, Inc., the successor to Horizon Healthcare (the original borrower) which filed a bankruptcy petition in November 1990. Subsequently, Horizon moved to have the above motion vacated. On July 5, 1994, the Circuit Court denied the Horizon Motion to Vacate. Following the entry of this Order, the parties engaged in substantial discovery. After the completion of discovery, the Partnership filed an amended complaint on September 12, 1995. This pleading named the Lake Union Conference of Seventh-day Adventists ("Lake Union") as an additional defendant. Although Lake Union objected to being added as a defendant, the Court ruled, on October 10, 1995, that it should be included in the case. However, the Court granted Lake Union additional time to complete discovery. The case is currently scheduled for a case management conference on April

30, 1996. At that time, the Court will likely set the case for trial. In the interim, the Partnership continues to prepare for trial.

  The Partnership is seeking $1.4 million (principal amount of the loan to Horizon) plus interest owing and punitive damages. As the General Partners cannot presently predict the outcome of the other actions being considered in connection with the Horizon Loan default, they cannot predict with any accuracy the impact thereof for future years.

  The Joint Venture Loan. On September 7, 1989, the Partnership funded a short-term mortgage loan (the "Honeybrook Loan") in the original principal amount of $3,370,000, to two Tennessee limited partnerships (individually, a "Borrower" and collectively, the "Borrowers"). One of the Tennessee limited partnerships owns a 100-bed skilled care and intermediate care facility and the other limited partnership owns a 101-bed retirement and assisted care facility, both of which are located in Honeybrook, Pennsylvania. The Honeybrook Loan was originally secured by a second mortgage on the skilled and intermediate care facility and by collateral assignments of 100% of the general partners' and limited partners' interests in each Borrower. The security interest was taken in the Borrower that owns the retirement and assisted care facility insofar as the facility is subject to a HUD regulatory agreement which prohibits junior encumbrances on the facility. The security interest is subject and subordinate to all applicable HUD regulations. When the Honeybrook Loan was funded, the loan-to-value ratio was approximately 89%. The Partnership elected to extend the original term of the Honeybrook Loan and assigned its obligation to make the long-term loan to a newly created joint venture with Common Goal II (the "Joint Venture Loan"). The Joint Venture Loan was made on or about August 1, 1990, with the Partnership making a $3,430,114 contribution at that time to fund the Joint Venture Loan. In 1991, Common Goal II contributed $95,600, thereby decreasing the Partnership's contribution by that amount. The Borrowers made a $30,000 repayment of principal in 1991, bringing the Partnership's contribution down to $3,304,514 at December 31, 1991 and in December 1992 made a principal paydown of $211,514 to bring the balance to $3,093,000 on December 31, 1992. The $211,514 was received on January 7, 1993 and reclassified as a short term receivable for year end 1992. An additional $70,000 was paid down on the principal on March 29, 1993.

  On November 3, 1993, Life Care paid a total of $1,746,790 in a restructuring of the Joint Venture Loan. Of the $1,691,477 allocated to the Partnership, $1,455,336 was applied to principal and $145,534 to a Prepayment Penalty. A Refinance Fee of $72,750 was negotiated, while Gross Revenue, Basic Interest and Additional Interest were taken as set forth in the loan documents. The Partnership's balance has been paid down to $1,567,664 while the Common Goal II balance has also been paid down to $50,590. In connection with the repayment of principal, the Partnership agreed to release its mortgage on the skilled care and intermediate care facility.

  The interests in the entity owning the retirement and assisted care facility still securing the Joint Venture Loan is operated by Life Care Centers of America, Inc. ("Life Care") or affiliates thereof. The Joint Venture Loan is guaranteed by Life Care and by one beneficial owner of the Borrowers. In connection with the negotiation of the Refinance Fee, two individual guarantors who are no longer employees of the Borrowers were released from their guaranty obligations. As of December 31, 1995, Life Care had an audited net worth of in excess of $50,000,000, a substantial amount of which was illiquid. A substantial portion of the net worth of the individual guarantor is also illiquid.

  The table set forth below provides information concerning the basic terms and conditions of the Mortgage Loans made and currently held by the Partnership as of the date of this report.

                           COMMON GOAL MORTGAGE LOANS


                        WINTHROP                   WESTWOOD                  JOINT VENTURE
                          LOAN                       LOAN                         LOAN
                      ------------               ------------              ------------------
DATE OF LOAN          3/25/88                    3/10/88                   8/1/90

TYPE OF LOAN          Second Mortgage on Two     Second Mortgage on        Second Mortgage on
                      Facilities                 Facility                  Facility

OUTSTANDING           $1,000,000                 $1,000,000                $1,567,664 (1)
PRINCIPAL AMOUNT

BASE                  11.5% (2)                  11.5% (3)                 13.7% (4)
INTEREST RATE

MATURITY              3/25/98                    3/10/98                   1/1/2000

TYPE OF PROPERTY/     142-bed skilled and        120-bed nursing home      Collateral assignment of
LOCATION OF           intermediate care          Poplar Bluff, MO          interest in 101-bed
PROPERTY SECURING     facility Medford, MA and                             retirement and assisted
LOAN                  170-bed nursing care                                 care facility in
                      facility Bryn Mawr, PA                               Honeybrook, PA

                                     Notes

(1) This amount reflects the funding provided to the Joint Venture by the Partnership.

(2) This loan provides for payment of a participation feature equal to 9% of the excess of either the appraised value of the property at maturity or the gross sales price of the property in excess of the amounts of the first mortgage loan and the Partnership's loan. This loan also requires an annual payment of additional interest of .7% of the gross revenues of the property, as defined in the related loan agreement.

(3) This loan provides for payment of a participation feature of 17% of the excess of appraised value of the property at maturity or the gross sales price of the property in excess of the amounts of the first mortgage loan and the Partnership's loan. The loan also requires an annual payment of additional interest of 1.8% of the gross revenues of the property, as defined in the related loan agreement.

(4) This loan currently requires payment of additional interest at a rate of 1.95% of gross revenues from the Facilities in excess of $1,694,000 per annum. This provision is currently the subject of negotiation as a result of the refinancing of this loan and the release of the Joint Venture's lien on one of the Facilities. The Partnership believes that the negotiations will not have a material effect on the amount of additional interest received. The loan also provides for payment of a participation equal to 30% of the first $1,000,000 of increase in the fair market value (or gross sales price) of the Facilities over aggregate secured indebtedness (including the Joint Venture Loan) as of the date of funding of the Joint Venture Loan and 17% of the balance of any such increase. As a result of the refinancing of this loan, the fair market value of the retirement and assisted care facility has been deemed to be $6,400,000 for the purpose of calculating the participation. The participation would be payable upon sale, refinancing of a senior mortgage loan or at maturity of the Joint Venture Loan with the fair market values to be determined at that time.

Item 2.  Description of Property.

         The Partnership owned no real property as of December 31, 1995.

Item 3.  Legal Proceedings.

         The Partnership is pursuing certain legal proceedings in connection with the default of the Horizon Borrower on the Horizon Loan. See "Item 1. Business - Existing Mortgage Loans - Horizon Loan."

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the last quarter of 1995.

                                    PART II

Item 5. Market for Units of Limited Partnership Interest and Related Security Holder Matters.

         The Partnership originally caused depositary receipts representing units of limited partnership interest to be issued in its public offering which continued from February of 1987 to February of 1989, pursuant to the terms of such depositary receipts. On June 25, 1990, the Managing General Partner caused all holders of depositary units to be admitted to the Partnership as Limited Partners and distributed to such Limited Partners the units of limited partnership interests (the "Units") represented by their depositary receipts. The Units are not readily transferable. There is no public market for the Units and it is not currently expected that any will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partners consent to any transferee becoming a substituted Unitholder (which consent may be granted or withheld at the sole discretion of the General Partners). In addition, restrictions on transfer may be imposed under state securities laws.

         The Revenue Act of 1987 contains provisions which may have an adverse impact on investors in certain "publicly traded partnerships." If the Partnership were to be classified as a "publicly traded partnership," income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities after December 17, 1987 would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership."

         At December 31, 1995 and March 15, 1996, 1,911,411 Units were outstanding and were held by approximately 1,555 holders of record.

         The Partnership made distributions to Limited Partners of $1,270,569 or $.66 per Unit during 1995, $1,777,746 or $.93 per Unit during 1994, $1,866,722 or $.98 per Unit during 1993, $1,824,848 or $.95 per Unit during
1992, $1,913,781 or $1.00 per Unit during 1991, $2,031,742 or $1.06 per Unit during 1990, $1,812,715 or $.96 per Unit during 1989, and $843,048 or $.73 per
Unit during 1988. In addition, principal distributions of $1,000,000 ($.52 per Unit), $3,000,000 ($1.57 per Unit) and $5,000,000 ($2.62 per Unit) were disbursed in December 1993, July 1994, and May 1995 respectively. The Partnership does not intend to make additional Mortgage Loans.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

         Liquidity and Capital Resources. Common Goal Health Care Participating Mortgage Fund L.P., a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by real property comprised of a mix of first and junior Mortgage Loans, secured by health care related properties. The Public Offering commenced on February 20, 1987 and continued through February 20, 1989, when the Public Offering terminated. Total gross offering proceeds raised were $19,129,110.

         Partnership assets decreased from $10,750,381 at December 31, 1994 to $4,747,607 at December 31, 1995. The decrease from 1994 to 1995 ($6,002,774 or approximately 55.84%) resulted primarily from a decrease of cash and cash equivalents by $5,991,994 ($5,000,000 of which was returned to the Limited Partners as a principal pay back) and a decrease of accrued interest receivable by $34,715. These decreases were partially offset by a $23,885 increase in other receivables. As of December 31, 1995, the Partnership's loan portfolio consisted of three mortgage loans, the aggregate outstanding principal balance of which was $3,567,664.

         The Partnership has structured its Mortgage Loans to provide for payment of quarterly distributions from investment income. The interest derived from the Mortgage Loans, repayments of Mortgage Loans and interest earned on short-term investments contribute to the Partnership's liquidity. These funds are used to make cash distributions to Limited Partners, to pay normal operating expenses as they arise and, in the case of repayment proceeds, may, subject to certain exceptions, be used to make additional Mortgage Loans. Reference is made to "Item 1. Business" and the "Notes to the Financial Statements" for further information regarding such Mortgage Loan investments.

         The Partnership's balance of cash and cash equivalents at December 31, 1995 and 1994 was $1,010,659 and $7,002,603, respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1994 resulted from net earnings of $388,420, and a decrease in interest and other receivables of $10,830; all of which were offset by a payment of $1,261,461 ($.66 per Unit) in dividend distributions (which included $873,041 [$.46 per Unit] return of capital), $5,000,000 ($2.62 per Unit) return of principal, $111,830 distributed to a general partner, Common Goal Capital Group, Inc., and a decrease in accrued expenses and payables of $17,903. The net result was a decrease of cash and cash equivalents of $5,991,944. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the repayment of mortgage loans.

         On February 12, 1996 the Partnership received $1,115,232 as a payoff on the Winthrop Loan. $1,000,000 was applied to principal, $3,833 to basic interest, $55,000 to a Prepayment Penalty, and $47,671 to Estimated Gross Revenue. The remaining $8,728 will be applied to Legal Fees incurred by the transaction and to the Equity Participation owed in accordance with the loan documents. At the time of payoff, the partners were not able to determine if any additional Gross Revenue and Equity Participation were owed. Therefore, the parties entered into two separate escrow arrangements whereby funds were withheld pending further determination of whether said funds are owed.

         The Partnership's success and the resultant rate of return to Unitholders is dependent upon, among other things the continued ability of the remaining borrowers to pay the current interest, additional interest and principal of the Mortgage Loans.

         Since the Horizon Loan has been charged off, the Partnership's Riverview, New Medico and SHALP Loans have been paid off, and the Joint Venture and Westwood Loans have been paid down (see "Item 1. Business - Existing Mortgage Loans"), and the subsequent February 1996 payoff of the Winthrop Loan, the Partnership's rates of return have been and will continue to be impacted. However, the Partnership will continue to pursue its pending litigation against the original Horizon borrower and its general partners and affiliates of the original lessee, certain Adventist groups. Also, the additional funds representing repayment of the above mentioned loans is being invested per Partnership guidelines (see "Item 1. Business - General").

        Results of Operations. The Partnership was organized in August, 1986. The Partnership funded seven Mortgage Loans between 1987 and 1990, including a loan made by a venture between the Partnership and Common Goal II in August, 1990. As of December 31, 1995, the Partnership had three remaining Mortgage Loans. Since commencement of operations in July of 1987, the Partnership invested all available funds (funds not invested in Mortgage Loans) in short-term, temporary investments. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership. Although the Partnership's earnings were expected to increase slowly once its portfolio of Mortgage Loans was substantially completed and borrowers commenced payments of Additional Interest, the default on the Partnership's $1,400,000 Horizon Loan (made in July 1988) which occurred in July of 1990 (as described above), has adversely impacted such expectation.

         During the years ended December 31, 1995, 1994, and 1993 the Partnership had net earnings of $388,420, $827,967, and $2,384,976 based on total revenues of $727,059, $1,215,181, and $2,765,824 and total expenses of $338,639, $387,214, and $380,848, respectively. The Partnership's net earnings decreased to $.20 per Unit in 1995, and $.43 per Unit in 1994, after increasing to $1.25 per Unit in 1993. The Partnership's distributions to Limited Partners increased in 1995 to $3.28 per Unit from $2.50 per Unit in 1994 and $1.50 per Unit in 1993. The 1995 distribution included a $5,000,000 principal repayment ($2.62 per Unit). The 1994 distribution included a $3,000,000 principal repayment ($1.57 per Unit). The 1993 distribution included a $1,000,000 principal repayment ($.52 per Unit). Eliminating the effect of the principal repayments to the Limited Partners, the dividend distributions would have decreased to $.66 per Unit in 1995 from $.93 per Unit in 1994, and $.98 per Unit in 1993. The 1995 dividend distributions included a return of capital of $.46 per Unit. The 1994 dividend distributions included a return of capital of $.50 per Unit. The 1993 dividend distributions did not include a return of capital.

         Since the General Partners cannot presently predict the outcome of the litigation in connection with the Horizon Loan default, they cannot predict with any accuracy the impact therefor for future years (see "Item 1. Business - Existing Mortgage Loans - Horizon Loan, and -

New Medico Loan"). The General Partners anticipate that expenses in 1996 will continue at a level approximating the 1995 level, with the exception of expenses attributable to the Horizon Loan litigation.

         Although the Partnership made dividend distributions of $1,270,569 in 1994, the distributions may not remain at the present level (9.256% financial capital) as a result of the Horizon Loan charge-off, the payoffs of the New Medico, Riverview and SHALP Loans, the pay down of the Joint Venture and Westwood Loan and the subsequent payoff of the Winthrop Loan in February 1996. The General Partners are currently reviewing the distribution policy and the matters of the additional reserves now being held. The Partnership receives a lesser rate of return from its short-term investments than it would receive from the loans, (were they not paid down) thereby reducing funds available for distribution. The Partnership distributed $5,000,000 as a principal repayment on May 1, 1995.

Item 7.  Financial Statements.

         See Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership does not have directors or officers. The following is a list of the officers and directors of the Managing General Partner as of March 15, 1996:


         Name                Age    Position
------------------------     ---    ------------------------------------------
Albert E. Jenkins III         49    Chairman of the Board, Chief Executive
                                    Officer, President, Treasurer and Director

Richard R. Wood               73    Director

Anthony L. Jones              38    Director

         Albert E. Jenkins III is the President and Chief Executive Officer of the Managing General Partner as well as the Executive Vice President and Secretary/Treasurer of Common Goal Mortgage Company. He is also President and Chief Executive Officer of Common Goal Capital Group, Inc. II ("CG Capital Group II"), the managing general partner of Common Goal Health Care Pension and Income Fund L.P. II, a Delaware limited partnership which commenced a public offering of its securities in January 1990. Mr. Jenkins also serves on the boards of directors of the above-referenced corporations. Mr. Jenkins is a co-general partner of Common Goal Limited Partnership I and Common Goal Management Company. Mr. Jenkins is also President, Chief Executive Officer and a director of St. Catherine's of Seneca, Inc., St. Catherine's Care Center of Tiffin, St. Catherine's Care Center of Bloomville and St. Catherine's Care Centers of Fostoria. In addition, Mr. Jenkins is President and a director of St. Catherine's Health Care Management, Inc. and St. Catherine's Care Centers of Washington Court House Inc. Mr. Jenkins has been a licensed securities salesman since 1971 and an investment advisor registered under the Investment Advisers Act of 1940 since 1978.

         Richard R. Wood is a director of the Managing General Partner and is president, a director and owner of 80% of the outstanding stock of Renwood Properties, Inc. Mr. Wood is also a co-general partner of Common Goal Limited Partnership I and a director of Common Goal Capital Group Inc. II, the managing general partner of Common Goal II. In addition, Mr. Wood is a member of the board of directors of the St. Catherine's affiliated companies which currently own five health care facilities in Ohio. Mr. Wood has, either individually or together with or through Renwood, sponsored 31 prior private limited partnerships which have acquired real estate. These partnerships have raised approximately $30,762,525, with approximately 81% of the properties acquired being government-subsidized low income housing projects for families and the elderly and handicapped. In addition, Mr. Wood is a controlling shareholder of Renwood, Inc. and several of the Renwood companies, which act as co-general partners of certain of the above-referenced syndications. He is currently a member of the National Leased Housing

Association, Council for Rural Housing and the Real Estate Investment Association. Mr. Wood received a B.A. from Harvard University in 1943 and attended Massachusetts Institute of Technology from 1947-1948.

         Anthony L Jones. On April 10, 1995, the Board of Directors of the Common Goal Capital Group, Inc. appointed Mr. Anthony L Jones to the Board of Directors. Mr. Jones is a Director, Vice-President, and Founder of Capital Access Group, Inc., a Michigan based business financial consulting firm ("CAG"). CAG assists its clients in marketing, capital formation, and public relations. CAG's current client list includes such publicly-traded companies as Fila Gold (NASDAQ:FGLF) and Royal Energy (NASDAQ:ROYL). Prior to forming CAG, Mr. Jones was Director of Marketing for Common Goal Capital Group, Inc. where he assisted in the development and implementation of marketing strategies and was responsible for raising $25 million for the Common Goal public programs. From 1975-1979 Mr. Jones served in the United States Marine Corps. Mr. Jones currently holds a NASD Series 7 securities license.

         On March 31, 1995, the Partnership was notified of Mr. Dale McClelland's resignation from the Managing General Partner's board of directors through a resignation letter dated March 30, 1995. The Managing General Partner accepted Mr. McClelland's resignation. Mr. McClelland's resignation was reported in the Partnership's Current Report on Form 8-K dated March 31, 1995.

         On March 31, 1995, Mr. Bernard Ross resigned from the Managing General Partner's board of directors. The Managing General Partner accepted Mr. Ross' resignation and expressed its appreciation for Mr. Ross' years of service to the Partnership. Mr. Ross' resignation was reported in the Partnership's Current Report on Form 8-K dated March 31, 1995.

Item 10.         Executive Compensation.

         The Partnership has no executive officers or directors. The Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities.
However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 9 through 13 of the Partnership's Prospectus, which description is incorporated herein by reference. Set forth below are the fees, compensation and other reimbursements paid or accrued to Common Goal and its Affiliates for the year ended December 31, 1995.

                               Capacities in
                               Which Compensation
Name of Affiliate              was Received                       Remuneration
--------------------           -------------------                ------------
Common Goal                    Management fee                         $91,593

Common Goal Mortgage           Mortgage loan                          $19,690
Company                        servicing fees

No form of non-cash remuneration was paid by the Partnership.

For further information on compensation paid to Common Goal and its Affiliates, see "Management Compensation" on pages 9-13 of the Prospectus.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

         The Partnership, as an entity, does not have any directors or officers. The following is information concerning Unit ownership as of December 31, 1995.

         To the best knowledge of the Partnership, no person owns more than 5% of the outstanding Units. Messrs. Jenkins and Wood each own less than 1% of the total outstanding Units and all officers and directors of the Managing General Partner, as a group, own less than 1% of the total outstanding Units. No other officer or director of the Managing General Partner owns any Units.

Item 12. Certain Relationships and Related Transactions.

         The Partnership has entered into a joint venture with Common Goal II, an affiliated, publicly-offered limited partnership. On August 1, 1990, the joint venture made a $3,430,114 loan to an unaffiliated third party, which loan had a remaining principal balance of $1,618,254 at December 31, 1995. For further information concerning this Mortgage Loan, see "Item 1. Business, Joint Venture Loan."

         The Partnership engages the services of Common Goal Mortgage Company in connection with servicing Mortgage Loans for which Common Goal Mortgage Company is paid a fee. See Item 11, Executive Compensation, for the information concerning such fees.

Item 13. Exhibits and Reports on Form 8-K.

   (a)   (1)      Financial Statements

                  The response to this portion of Item 13 is submitted as a separate section of this report, commencing on page F-1.

                 (2)      Financial Statement Schedules

                          See response to Item (d), below.

                 (3)      Exhibits

                          See response to Item (c), below.

   (b)                    Reports on Form 8-K

                          The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1995.

   (c)                    Exhibits

                          The following exhibits are included herein or incorporated by reference:

                          Number
                          ------

                          3.1 Second Amended and Restated Agreement of Limited Partnership of Registrant dated as of February 1, 1987 (incorporated by reference from the Registrant's Registration Statement (File No. 33-8531) on Form S-11 filed under the Securities Act of 1933, as amended)

                          3.2     Pages 9-13 of the Registrant's final
                                  prospectus dated February 20, 1987, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

   (d)           Financial Statement Schedules

                 No financial statement schedules of Common Goal Health Care Participating Mortgage Fund L.P. are included as such schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions, are inapplicable, or the information required to be presented is included in the financial statements and related notes.

[KPMG LOGO]
The Global Leader















                        COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE
                        FUND L.P.
                        (A LIMITED PARTNERSHIP)

                        FINANCIAL STATEMENTS

                        DECEMBER 31, 1995 AND 1994

                        (WITH INDEPENDENT AUDITORS' REPORT THEREON)

[KPMG LOGO]


















                COMMON GOAL HEALTH CARE
                PARTICIPATING MORTGAGE
                FUND L.P.
                (A LIMITED PARTNERSHIP)

                FINANCIAL STATEMENTS

                DECEMBER 31, 1995 AND 1994

                (WITH INDEPENDENT AUDITORS' REPORT THEREON)

[KPMG PEAT MARWICK LLP LETTERHEAD]







INDEPENDENT AUDITORS' REPORT



The Partners
Common Goal Health Care
   Participating Mortgage Fund L.P.:


We have audited the accompanying balance sheets of Common Goal Health Care Participating Mortgage Fund L.P. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Common Goal Health Care Participating Mortgage Fund L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                        KPMG Peat Marwick LLP

Baltimore, Maryland
February 12, 1996

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(A LIMITED PARTNERSHIP)

Balance Sheets

December 31, 1995 and 1994

================================================================================
                                                           1995            1994
--------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                        $ 1,010,659       7,002,603
   Receivables:
      Interest                                          145,399         180,114
      Other                                              23,885               -
--------------------------------------------------------------------------------
Total current assets                                  1,179,943       7,182,717

Mortgage loans receivable, net (notes 2 and 4)        3,567,664       3,567,664
--------------------------------------------------------------------------------
                                                    $ 4,747,607      10,750,381
================================================================================
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses               $     5,070          22,973
--------------------------------------------------------------------------------
Total current liabilities                                 5,070          22,973

Partners' capital                                     4,742,537      10,727,408
--------------------------------------------------------------------------------
                                                    $ 4,747,607      10,750,381
================================================================================

See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(A LIMITED PARTNERSHIP)

Statements of Earnings


Years ended December 31, 1995, 1994 and 1993

================================================================================
                                                  1995        1994       1993
--------------------------------------------------------------------------------
Interest income                               $  727,059    1,083,181  1,819,540
--------------------------------------------------------------------------------
Other income (note 2):
   Loan prepayment penalties                           -      132,000    409,034
   Equity participation received in pay-off of
      mortgage loan receivable                         -            -    422,000
   Loan refinancing fees                               -            -     72,750
   Recovery of loan receivable previously
      written off                                      -            -     42,500
--------------------------------------------------------------------------------
Total other income                                     -      132,000    946,284
--------------------------------------------------------------------------------
Total income                                     727,059    1,215,181  2,765,824

Expenses:
   Professional fees                             162,212      135,698    138,049
   Fees to affiliates (note 1):
       Management                                 91,593      126,593    143,472
       Mortgage servicing                         19,690       21,044     32,852
   Other (note 1)                                 65,144      103,879     66,475
--------------------------------------------------------------------------------
Total expenses                                   338,639      387,214    380,848
--------------------------------------------------------------------------------
Net earnings                                  $  388,420      827,967  2,384,976
================================================================================
Net earnings per limited partner unit         $     0.20         0.43       1.25
================================================================================
Weighted average limited partner units
   outstanding (note 1)                        1,911,411    1,911,411  1,911,411
================================================================================

See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(A LIMITED PARTNERSHIP)

Statements of Partners' Capital

Years ended December 31, 1995, 1994 and 1993

================================================================================
                                                                          Total
                                          General       Limited       partners'
                                         partners      partners         capital
--------------------------------------------------------------------------------
Balance at December 31, 1992            $  97,988    15,075,945      15,173,933

Net earnings                               47,700     2,337,276       2,384,976

Distributions to limited partners
    ($1.50 per unit)                            -    (2,866,722)     (2,866,722)
--------------------------------------------------------------------------------
Balance at December 31, 1993              145,688    14,546,499      14,692,187

Net earnings                               16,559       811,408         827,967

Distributions to limited partners               -    (1,777,746)     (1,777,746)
    ($.93 per unit)

Distributions to general partners         (15,000)            -         (15,000)

Return of capital to limited partners
    ($1.57 per unit)                            -    (3,000,000)     (3,000,000)
--------------------------------------------------------------------------------
Balance at December 31, 1994              147,247    10,580,161      10,727,408

Net earnings                                7,768       380,652         388,420

Distributions to limited partners               -    (1,261,461)     (1,261,461)
    ($.66 per unit)

Distributions to general partners        (111,830)            -        (111,830)

Return of capital to limited partners
    ($2.62 per unit)                            -    (5,000,000)     (5,000,000)
--------------------------------------------------------------------------------
Balance at December 31, 1995            $  43,185     4,699,352       4,742,537
================================================================================


See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(A LIMITED PARTNERSHIP)

Statements of Cash Flows

Years ended December 31, 1995, 1994 and 1993

====================================================================================================
                                                               1995           1994            1993
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                         $   388,420        827,967       2,384,976
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      (Increase) decrease in due from affiliate                   -          5,668          (5,668)
      Decrease in interest and other receivables             10,830        158,076         222,847
      Increase (decrease) in accounts
          payable and accrued expenses                      (17,903)       (20,848)         31,116
      Decrease in due to affiliates                               -           (430)         (1,359)
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                   381,347        970,433       2,631,912
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from mortgage loan principal
    repayments                                                    -      3,600,000       6,836,850
----------------------------------------------------------------------------------------------------
Net cash provided by investing activities                         -      3,600,000       6,836,850
----------------------------------------------------------------------------------------------------
Cash flows used in financing activities -
   distributions to partners                             (6,373,291)    (4,792,746)     (2,866,722)
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
    equivalents                                          (5,991,944)      (222,313)      6,602,040

Cash and cash equivalents, beginning of year              7,002,603      7,224,916         622,876
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                  $ 1,010,659      7,002,603       7,224,916
====================================================================================================

See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a limited partnership)

notes to Financial Statements

December 31, 1995 and 1994
--------------------------------------------------------------------------------
  (1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Common Goal Health Care Participating Mortgage Fund L.P. (Partnership) was formed on August 20, 1986 to invest in and make mortgage loans to third-parties and affiliates involved in health care. On July 21, 1987, the Partnership commenced operations, having previously sold more than the specified minimum of 116,000 units ($1,160,000). The Partnership's offering terminated on February 20, 1989 with the Partnership having sold the specified maximum of 1,912,911 units ($19,129,110). There is no active public trading market for the units. At December 31, 1995, there are 1,555 unit holders.

       The general partners include Common Goal Capital Group, Inc. as the managing general partner and Common Goal Limited Partnership I as the minority general partner. Under the terms of the Partnership agreement, the general partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership.

       Under the terms of the Partnership agreement, the Partnership reimbursed the general partners for offering and organizational expenses (excluding broker/dealer selling commissions, but including accountable due diligence expense reimbursements) incurred in connection with the issuance and distribution of the units in an amount fixed at 3.5% of gross offering proceeds. In addition, broker/dealer selling commissions of 9.5% of gross proceeds have been borne by the Partnership. Common Goal Securities, Inc., an affiliate acting as managing dealer, received up to .5% of the gross offering proceeds for accountable expenses incurred in connection with the sale of the units. Offering and organizational expenses are recorded as reduction of partners' capital.

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

       Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the managing general partner for certain operating expenses. In 1995, 1994 and 1993, the managing general partner charged the Partnership for $47,785, $41,067, and $46,618 of these expenses, respectively. The managing general partner believes that such charges have not adversely affected the current yield to the limited partners.

       The Partnership classifies all short-term investments with maturities at dates of purchase of three months or less as cash equivalents.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(A LIMITED PARTNERSHIP)

Notes to Financial Statements
--------------------------------------------------------------------------------
(1)  CONTINUED

     An allowance for loan losses will be provided, if necessary, at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio.

     No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

     Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

     As discussed above, the Partnership invests in and makes mortgage loans to businesses in the health care industry. Those businesses are subject to certain inherent risks, including the following:

     - Substantial dependence on revenues derived from reimbursement by the Federal Medicare and state Medicaid programs;

     - Government regulation, government budgetary constraints and proposed legislative and regulatory changes; and

     -  Lawsuits alleging malpractice and related claims.

     Such inherent risks require the use of certain management estimates in the preparation of the Partnership's financial statements and it is reasonably possible that a change in such estimates may occur.

(2)  MORTGAGE LOANS RECEIVABLE

     Information concerning mortgage loans receivable as of December 31 is as follows:



                                                             Face and carrying
                                                             amount of mergers
                    Basic                                  ---------------------
                 interest         Maturity         Prior
Description          rate             date         liens        1995        1994
--------------------------------------------------------------------------------
Westwood loan      11.50%   March 10, 1998   $ 3,200,000   1,000,000   1,000,000

Winthrop loan      11.50%   March 25, 1998     7,200,000   1,000,000   1,000,000

Honey Brook loan   13.70%  January 1, 2000     8,810,000   1,567,664   1,567,664
--------------------------------------------------------------------------------
                                             $19,210,000   3,567,664   3,567,664
================================================================================


                                                                     (Continued)

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(A LIMITED PARTNERSHIP)

Notes to Financial Statements
-------------------------------------------------------------------------------
(2)     CONTINUED

        The loans are second mortgage loans secured by health care-related real properties. Interest is payable monthly and the principal balances are due at maturity. The loans generally provide for the payment of additional interest based upon gross revenues of the properties and the payment of participation interests ranging from 6% to 30% of the increase in the fair value of the properties at maturity or redemption, as defined.

        At December 31, 1991, management of the Partnership entered into an agreement with the borrowers' on the Horizon loan such that, under certain conditions, the loan would not be settled for less than $866,000. Accordingly, management evaluated the Partnership's exposure with respect to this mortgage loan receivable and provided an allowance for loss of $400,000 of which $200,000 represented a provision for loss recorded in 1990. During 1992, the property securing this mortgage loan receivable was seized by the holder of the prior loan. As such, the borrowers defaulted on the loan and management of the Partnership charged off the remaining receivable balance of $993,495 during 1992. Management is still attempting to recover the loan balance. During 1993, $42,500 was recovered on the loan. No amounts were recovered on the loan during 1995 and 1994.

        During 1993, $1,700,000 of the Honey Brook loan was paid down.
        The Riverview loan was paid off during 1993. Prepayment penalties of $146,000 and $263,000, respectively were received on the Honey Brook and Riverview loans. In addition, $422,000 was recognized as income on the equity participation interest of the increase in fair value of the property securing the Riverview loan.

        During 1994, $300,000 of the Westwood loan was paid down.  The
        SHALP loan was paid off during 1994. A prepayment penalty of $132,000 was received on the SHALP loan.

        The carrying value of the mortgage loans for tax purposes is the same as that for financial reporting purposes. All properties are subject to a first mortgage lien.



                                                                     (Continued)

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(A LIMITED PARTNERSHIP)

Notes to Financial Statements
--------------------------------------------------------------------------------
  (2)   CONTINUED

        A summary of activity in mortgage loans receivable for the years ended December 31, 1995, 1994 and 1993 is as follows:

                Balance at December 31, 1992                    $  14,004,514

                Repayment of mortgage loans                        (6,836,850)
                --------------------------------------------------------------
                Balance at December 31, 1993                        7,167,664

                Repayments of mortgage loans                       (3,600,000)
                --------------------------------------------------------------
                Balance at December 31, 1994                        3,567,664

                Repayment of mortgage loans                                 -
                --------------------------------------------------------------
                Balance at December 31, 1995                    $   3,567,664
                ==============================================================

        The geographic distribution of the property securing the Partnership's mortgage loans at December 31, 1995 is as follows:

                                                    Number       Principal
                 State                            of loans          amount
                 -----------------------------------------------------------
                 Massachusetts                           1    $  1,000,000
                 Missouri                                1       1,000,000
                 Pennsylvania                            1       1,567,664
                 -----------------------------------------------------------
                                                         3    $  3,567,664
                 ===========================================================

  (3)   PARTNERS' CAPITAL

        On June 15, 1992, 1,500 of the outstanding units of the Partnership were liquidated. At December 31, 1993, 1994 and 1995, 1,911,411 units remained outstanding.

  (4)   SUBSEQUENT EVENTS

        In January 1996, the Partnership declared and paid a distribution of $234,266 to limited partner unitholders of record at December 15, 1995.

        On January 9, 1996, the Partnership was notified by Westwood of its intent to prepay the mortgage on the facility which the Partnership currently holds. It is anticipated that the payoff of the Westwood mortgage will occur by mid-April 1996.



                                                                (Continued)

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(A LIMITED PARTNERSHIP)

Notes to Financial Statements
-------------------------------------------------------------------------
  (4)   CONTINUED

        On February 12, 1996, the Winthrop loan was paid off in full. A prepayment penalty in the amount of $55,000 was received on the loan which will be recognized by the Partnership in 1996.

-------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMON GOAL HEALTH CARE
                                       PARTICIPATING MORTGAGE FUND L.P.

                                       By:      Common Goal Capital Group, Inc.,
                                                General Partner

                                       By:      /s/ Albert E. Jenkins
                                           ------------------------------------
                                                    Albert E. Jenkins III
                                           Chairman and Chief Executive Officer
Date:  March 27, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Name                            Position                     Date
         ----                            --------                     ----
/s/ Albert E. Jenkins              Chairman (Principal              3/27/96
----------------------------          Executive Officer),
Albert E. Jenkins III                 President, Principal
                                      Financial and
                                      Accounting Officer
                                      and Director of
                                      Managing General
                                      Partner



/s/ Richard R. Wood                Director of Managing             3/27/96
---------------------------            General Partner
Richard R. Wood


/s/ Anthony L Jones                Director of Managing             3/27/96
---------------------------            General Partner
Anthony L Jones


(A Majority of the Board of Directors of the Managing General
Partner)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMON GOAL HEALTH CARE
                                       PARTICIPATING MORTGAGE FUND L.P.

                                       By:  Common Goal Capital Group, Inc.,
                                            General Partner

                                       By:      /s/ Albert E. Jenkins III
                                           -------------------------------------
                                                   Albert E. Jenkins III
                                            Chairman and Chief Executive Officer
Date:  March 27, 1996