Form 10QSB
period 1996-03-31
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1996-05-10
CIK 800444

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  Form 10-QSB


(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly period ended March 31, 1996

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange
     Act For the Transition period from _______________ to  _______________

                        Commission File Number:  0-17600


            Common Goal Health Care Participating Mortgage Fund L.P.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Delaware                                        52-1475268
- -------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                            6920 Donachie Road, #209
                           Baltimore, Maryland  21239
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (410) 828-4344
                          ---------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES   X      NO
                                                               -----      -----

                         PART I - Financial Information

Item 1.  Financial Statements

           COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                           (A Limited Partnership)

                               Balance Sheets


                                                    March 31,    December 31,
                                                      1996          1995
                                                   (Unaudited)    (Audited)
                                                  ------------    ----------

                                   Assets
Current Assets

  Cash and cash equivalents                        $1,984,646      1,010,659
  Other Receivables                                     ---           23,885
  Mortgage interest receivable                         98,939        145,399
                                                   ----------     ----------
      Total current assets                          2,083,585      1,179,943

Mortgage loans receivable                           2,567,664      3,567,664
                                                   ----------     ----------
                                                   $4,651,249     $4,747,607
                                                   ==========     ==========

                       Liabilities and Partners' Capital

Current Liabilities

  Accounts payable and accrued
    expenses and other                             $   13,736     $    5,070

                                                   ----------     ----------
      Total current liabilities                        13,736     $    5,070

Partners' capital                                   4,637,513      4,742,537
                                                   ----------     ----------
                                                   $4,651,249      4,747,607
                                                   ==========     ==========



  See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                             Statements of Earnings
                                  (Unaudited)





                                              THREE MONTHS ENDED
                                         MARCH 31,           MARCH 31,
                                           1996                1995
                                           ----                ----
Income

     Interest                          $  141,405           $  223,613
     Misc. income                          55,000                  ---
                                       ----------           ----------
                                          196,405              223,613
                                       ----------           ----------

Expenses

     Professional fees                     20,262               80,150
     Fees to affiliates:
       Management                          18,992               28,367
       Mortgage servicing                   2,230                5,167
     Other                                 26,018               20,532
                                       ----------           ----------
                                           67,502              134,216
                                       ----------           ----------

          NET EARNINGS                 $  128,903           $   89,397
                                       ----------           ----------

Net earnings per limited
  partner unit                         $      .07           $      .05
                                       ----------           ----------

Weighted average limited
  partner units outstanding             1,911,411            1,911,411
                                       ==========           ==========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                        Statements of Partners' Capital
                                  (Unaudited)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,

                                                     1996                                          1995
                                  -------------------------------------------        ---------------------------------------
                                                                     TOTAL                                         TOTAL
                                  GENERAL           LIMITED          PARTNERS'       GENERAL      LIMITED          PARTNERS'
                                  PARTNERS          PARTNERS         CAPITAL         PARTNERS     PARTNERS         CAPITAL
                                  --------          --------         --------        --------     --------         ---------
Balance at beginning
  of period                       $ 43,185          4,699,352        4,742,537       147,246      10,580,160       10,727,406

Net earnings                         2,578            126,325          128,903         1,788          87,609           89,397

Cash distributions to
  partners                        (    ---)        (  233,927)      (  233,927)      (11,209)     (  349,574)      (  360,783)
                                  ---------        ----------       ----------      --------      ----------       ----------

Balance at end of period          $ 45,763          4,591,750        4,637,513       137,825      10,318,195       10,456,020
                                  =========        ==========       ==========      ========      ==========       ==========


See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)

                                                                    THREE MONTHS ENDED
                                                             MARCH 31,               MARCH 31,
                                                               1996                    1995
                                                            -----------            -------------
Cash flows from operating activities:
  Net earnings                                              $   128,903                 89,397

  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
         Decrease in other receivables                           23,885                    ---
         Decrease in interest receivable                         46,460                 18,140
         Increase (decrease) in accounts
           payable, accrued expenses and other                    8,666            (     5,656)
         Increase in due to affiliates                              ---                  8,078
                                                            -----------            -----------

                 Net cash provided by operating
                   activities                                   207,914                109,959
                                                            -----------            -----------

Cash from investing activities -
  Proceeds from mortgage loan
         principal repayments                                 1,000,000                    ---
                                                            -----------            -----------

Cash used in financing activities:
  Distribution to general partner                                   ---            (    11,209)
  Distribution to limited partners                          (   233,927)           (   349,574)
                                                            ------------           -----------
         Net Cash used in Financing Activities              (   233,927)           (   360,783)
                                                            -----------            -----------

Net increase (decrease) in cash
  and cash equivalents                                          973,987              ( 250,824)

Cash and cash equivalents,
  beginning of period                                         1,010,659              7,002,603
                                                            -----------            -----------

Cash and cash equivalents,
  end of period                                             $ 1,984,646            $ 6,751,779
                                                            ===========            ===========


See accompanying notes.

                            COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)
                                 March 31, 1996

(1)      Organization and Summary of Significant Accounting Policies

         Common Goal Health Care Participating Mortgage Fund L.P. (the "Partnership") was formed on August 20, 1986 to invest in and make mortgage loans to third-parties involved in health care. On February 20, 1987, the Partnership commenced a public offering of limited partner units (the "Public Offering"). On July 21, 1987, the Partnership began operations, having previously sold more than the specified minimum of 116,000 units ($1,160,000). The Public Offering terminated on February 20, 1989 with the Partnership having sold the specified maximum of 1,912,911 units ($19,129,110).

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

         An allowance for loan losses is provided at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of March 31, 1996.

         No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

         Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

         The accompanying unaudited financial statements as of and for the three months and nine months ended March 31, 1996 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring.


(2)      Mortgage Loans Receivable

         Information concerning mortgage loans receivable as of March 31, 1996 is as follows:

                                                                     Face and
                   Basic                                             carrying
                  interest        Maturity             Prior         amount of
Description         rate            date               liens         mortgages
- -----------       --------        --------             -----         ---------
Westwood loan      11.5%        March 10, 1998        3,200,000      1,000,000
Honeybrook loan    13.7%        January 1, 2000       8,810,000      1,567,664
                                                    $12,010,000      2,567,664
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

         The carrying value of the mortgage loans for tax purposes is the same as that for financial reporting purposes. All properties are subject to a first mortgage lien in each case held by unaffiliated third parties. As of March 31, 1996, neither of the loans was delinquent as to regular interest. However, the annual gross revenue interest from Westwood has not been paid. Payment is expected at the time of the anticipated pay off of the loan.

(3)      Subsequent Event

         On April 5, 1996, the Partnership declared and paid a quarterly distribution of $233,626 to Unitholders of record at March 31, 1996.

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

         Partnership assets decreased from $4,747,607 at December 31, 1995 to $4,651,249 at March 31, 1996. The decrease ($96,358 or approximately 2.0%) resulted primarily from a cash distribution on January 5 to the Limited Partners that was offset by net earnings for the period. As of March 31, 1996, the Partnership's loan portfolio consisted of two mortgage loans, the aggregate outstanding principal balance of which was $2,567,664.

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

         The Partnership's balance of cash and cash equivalents at March 31, 1996 and December 31, 1995 was $1,984,646 and
         $1,010,659, respectively, which consisted of operating cash and working capital reserves. The increase in cash and cash equivalents from December 31, 1995 resulted from net earnings of $128,903, a decrease in interest and other receivables of $70,345, an increase in reserve funds, and receipt of $1,000,000 as pay-off of the Ifida loan; all of which were offset by a payment of $233,927 ($.122 per Unit) in dividend distributions (which included $105,024 [$.055 per Unit] return of capital), and a $62 decrease in accrued expenses and accounts payables. The net result was an increase of cash and cash equivalents of $973,987. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds
         (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the payment of mortgage loans.

         On February 12, 1996 the Partnership received $1,115,232 as a payoff on the Winthrop Loan. $1,000,000 was applied to principal, $3,833 to basic interest, $55,000 to a Prepayment Penalty, and $47,671 to Estimated Gross Revenue. The remaining $8,728 will be applied to Legal Fees incurred by the transaction and the Equity Participation owed in accordance with the loan documents. At the time of payoff, the partners were not able to determine if any additional Gross Revenue and Equity Participation were owed. Therefore, the parties entered into two separate escrow arrangements whereby funds were withheld pending further determination of whether said funds are owed.

         The Managing General Partner continues to monitor the level of working capital reserves and may adjust the reserves as necessary to meet the Partnership's reserve requirements.

         The Partnership's success and the resultant rate of return to Unitholders is dependent upon, among other things, the continued ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loans.

         Since the Horizon Loan was charged off, the Riverview, SHALP, New Medico and Winthrop Loans have been paid off, and the Joint Venture Loan and the Westwood Loan have been paid down, the Partnership's rates of return have been and will be adversely impacted. However, the Partnership will continue to pursue its pending litigation against the original Horizon borrower and its general partners and affiliates of the original lessee, certain Adventist groups. Also, the additional funds representing repayment of the above mentioned loans are being invested per Partnership guidelines.

         Results of Operations

         The Partnership was organized in August, 1986.  The
         Partnership funded seven Mortgage Loans between 1987 and 1990, including a loan made by a venture between the Partnership and Common Goal II in August, 1990. As of March 31, 1996, the Partnership had two Mortgage Loans. Since commencement of operations in July 1987, the Partnership invested all available funds (funds not yet invested in Mortgage Loans) in short-term, temporary investments. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership. Although the Partnership's earnings were expected to increase slowly once its portfolio of Mortgage Loans was substantially completed and borrowers commenced payments of Additional Interest, the default on the Partnership's $1,400,000 Horizon Loan (made in July 1988) which occurred in July of 1990(as described above), has adversely impacted such expectation.

         During the quarters ended March 31, 1996 and 1995, the Partnership had net earnings of $128,903 and $89,397 based on total revenues of $196,405 and $223,613 and total expenses of $67,502 and $134,216, respectively. The increase in net earnings is due to decreases of $59,888 in professional fees, $9,375 in management fees and $2,937 in mortgage servicing fees, offset by a $5,486 increase in other expenses. The $66,714 reduction in expenses is partially offset by a $27,208 reduction in income (caused by pay off of the SHALP Loan in 1995). The two remaining Mortgage Loans were both current as to regular interest as of March 31, 1996. The Westwood Loan is expected to pay off in the near future.

         On April 25, 1994 the Circuit Court of DuPage County entered an order granting the Partnership's Motion to Dismiss the counterplaintiffs' counterclaim with prejudice in the Horizon Loan Litigation. The court found that the counterplaintiffs did not have standing to assert the claims against the Partnership. Without determining the validity of any such claims, the Court determined that the claims could only be asserted by HHC, Inc., the successor to Horizon Healthcare (the original borrower) which filed a bankruptcy petition in November 1990. Subsequently, Horizon moved to have the above motion vacated. On July 5, 1994, the circuit Court denied the Horizon Motion to vacate. Following the entry of this Order, the parties engaged in substantial discovery. After the completion of discovery, the Partnership filed an amended complaint on September 12, 1995. This pleading named the Lake Union Conference of Seventh-Day Adventists ("Lake Union") as an additional defendant. Although Lake Union objected to being added as a defendant, the Court ruled, on October 10, 1995, that it should be included in the case. However, the Court granted Lake Union additional time to complete discovery. On April 30, 1996 the parties attended a case management conference at which the Court set the trial date as September 9, 1996. In the interim, the parties will complete discovery and continue to prepare for trial.

         The Partnership is seeking $1.4 million (principal amount of the loan to Horizon) plus interest owing and punitive damages. As the General Partners cannot presently predict the outcome of the other actions being considered in connection with the Horizon Loan default, they cannot predict with any accuracy the impact thereof for future years.

         Although the Partnership made quarterly dividend distributions of $234,266, and $233,626 in January and April of 1996, the distribution may not remain at the present level (9.256% financial capital) as a result of the Horizon Loan charge-off, the payoffs and the pay downs mentioned above. The General Partners are currently reviewing the distribution policy. The Partnership receives a lesser rate of return from its short-term investments than it would receive form the Mortgage Loans, (were they not paid down) thereby reducing interest income available for distribution.

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


            Common Goal Health Care Participating Mortgage Fund L.P.
            --------------------------------------------------------
                                  (Registrant)




                            By:   Common Goal Capital Group, Inc.
                                  Managing General Partner


DATED:  May 3, 1996               /s/Albert E. Jenkins, III
                                  -------------------------
                                  Albert E. Jenkins, III
                                  President, Chief Executive Officer
                                  and Acting Chief Financial Officer