Form 10QSB
period 1996-06-30
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1996-08-06
CIK 800444

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  Form 10-QSB



(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly period ended June 30, 1996



[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from _______________ to _______________

                        Commission File Number:  0-17600


            Common Goal Health Care Participating Mortgage Fund L.P.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



    Delaware                                           52-1475268
- ------------------------------                   ---------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)



                            6920 Donachie Road, #209
                           Baltimore, Maryland 21239
                     --------------------------------------
                    (Address of principal executive offices)


                                 (410) 828-4344
                           --------------------------
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
                            (A Limited Partnership)

                                 Balance Sheets



                                               June 30,    December 31,
                                                 1996          1995
                                              (Unaudited)   (Audited)
                                              -----------  ------------
                                Assets
Current Assets                  ------
  Cash and cash equivalents                    $1,877,648    $1,010,659
  Other receivables                                 6,650        23,885
  Mortgage interest receivable                     58,273       145,399
                                              -----------  ------------
    Total current assets                        1,942,571     1,179,943
Mortgage loans receivable                       2,567,664     3,567,664
                                              -----------  ------------
                                               $4,510,235    $4,747,607
                                              ===========  ============

                   Liabilities and Partners' Capital
                   ---------------------------------

Current Liabilities
  Accounts payable, accrued expenses and other    $18,424        $5,070
                                              -----------  ------------
    Total current liabilities                      18,424         5,070
Partners' capital                               4,491,811     4,742,537
                                              -----------  ------------
                                               $4,510,235    $4,747,607
                                              ===========  ============

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                             Statements of Earnings
                                  (Unaudited)




                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                JUNE 30,    JUNE 30,            JUNE 30,    JUNE 30,
                                  1996        1995                1996        1995
                               ----------  ----------          ----------  ----------

Income
- ------
  Interest                     $  120,394  $  188,981          $   55,000  $      ---
  Misc. income                        ---         ---             261,799     412,594
                               ----------  ----------          ----------  ----------
                                  120,394     188,981             316,799     412,594
                               ----------  ----------          ----------  ----------
Expenses
- --------
  Professional fees                11,802      22,244              32,064     102,394
  Fees to affiliates:
    Management                      6,331      25,242              25,323      53,609
    Mortgage servicing              2,229       5,168               4,459      10,335
  Other                            18,351      37,371              44,369      57,903
                               ----------  ----------          ----------  ----------
                                   38,713      90,025             106,215     224,241
                               ----------  ----------          ----------  ----------
NET EARNINGS                       81,681      98,956             210,584     188,353
                               ==========  ==========          ==========  ==========
Net earnings per limited
  partner unit                        .04         .05                 .11         .10
                               ==========  ==========          ==========  ==========
Weighted average limited
  partner units outstanding    $1,911,411  $1,911,411          $1,911,411  $1,911,411
                               ==========  ==========          ==========  ==========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                        Statements of Partners' Capital
                                  (Unaudited)




                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                              1996                               1995
                               -----------------------------------  --------------------------------
                                                        TOTAL                                TOTAL
                                GENERAL    LIMITED    PARTNERS'     GENERAL     LIMITED     PARTNERS'
                                PARTNERS   PARTNERS    CAPITAL     PARTNERS    PARTNERS      CAPITAL
                               ----------------------------------- --------------------------------
Balance at beginning of period   $43,185  $4,699,352  $4,742,537   $147,246  $10,580,160  $10,727,406
Net earnings                       4,212     206,372     210,584      3,767      184,586      188,353
Cash distributions to partners   (     -)   (461,310)   (461,310)  (111,830)  (5,695,306)  (5,807,136)
                                --------  ----------  ----------  ---------  -----------  -----------
Balance at end of period         $47,397  $4,444,414  $4,491,811    $39,183   $5,069,440   $5,108,623
                                ========  ==========  ==========  =========  ===========  ===========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)




                                                           SIX MONTHS ENDED
                                                        ----------------------
                                                         JUNE 30,     JUNE 30,
                                                           1996         1995
                                                       -----------    ----------
Cash flows from operating activities:
  Net earnings                                         $  210,584   $  188,353
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Decrease in other receivables                         17,235            -
     Decrease in interest receivable                       87,126      104,233
     Increase (decrease) in accounts payable, accrued
        expenses and other                                 13,339       (6,945)
     Increase in due to affiliates                             15        1,835
                                                       ----------  -----------
          Net cash provided by operating activities       328,299      287,476
                                                       ----------  -----------
Cash from investing activities:
  Proceeds from mortgage loan principal repayments      1,000,000            -
                                                       ----------  -----------
Cash used in financing activities:
  Distribution to general partner                               -     (111,830)
  Distribution to limited partners                       (461,310)  (5,695,306)
                                                        ----------  -----------
          Net cash used in financing activities          (461,310)  (5,807,136)
                                                       -----------  -----------
Net increase (decrease) in cash and cash equivalents:     866,989   (5,519,660)
Cash and cash equivalents, beginning of period          1,010,659    7,002,601
                                                       ----------  -----------
Cash and cash equivalents, end of period               $1,877,648   $1,482,941
                                                       ==========  ===========

See accompanying notes.

                            COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)



                                 June 30, 1996

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

      An allowance for loan losses is provided at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of June 30, 1996.

      No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

      Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

      The accompanying unaudited financial statements as of and for the three and six months ended June 30, 1996 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring.


(2) Mortgage Loans Receivable

     Information concerning mortgage loans receivable as of June 30, 1996 is as follows:


                  Basic
                 Interest         Maurity             Prior      Face and Carrying
  Description      Rate            Date               Liens      Amount of Mortgages
- ---------------  --------  ---------------------  -------------  --------------------
Westwood loan    11.5%     March 10, 1998           $ 3,200,000            $1,000,000
Honeybrook loan  13.7%     January 1, 2000            8,810,000             1,567,664
                                                  -------------  --------------------
                                                    $12,010,000            $2,567,664
                                                  =============  ====================

      The loans are second mortgage loans secured by health-care related real properties. Interest is payable monthly with the principal balance generally due at maturity. The loans generally provide for the payment of additional interest based upon gross revenues of the properties and the payment of participation interests ranging from 6-30% of the increase in the fair market value of the properties at maturity or redemption, as defined.

      The carrying value of the mortgage loans for tax purposes is the same as that for financial reporting purposes. All properties are subject to a first mortgage lien in each case held by unaffiliated third parties. As of June 30, 1996, neither of the loans was delinquent as to regular interest. Payment was received for Westwood annual gross revenue.

(3) Subsequent Event

      On July 5, 1996, the Partnership declared and paid a quarterly distribution of $236,840 to Unitholders of record at June 15, 1996.

      Also on July 5, 1996, the Partnership distributed $500,000 as a return of capital.


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

      Partnership assets decreased from $4,747,607 at December 31, 1995 to $4,510,235 at June 30, 1996. The decrease ($237,372 or approximately 5.0%) resulted primarily from cash distributions on January 5 and April 5 to the Limited Partners that was offset by net earnings for the period. As of June 30, 1996, the Partnership's loan portfolio consisted of two mortgage loans, the aggregate outstanding principal balance of which was $2,567,664.

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

      The Partnership's balance of cash and cash equivalents at June 30, 1996 and December 31, 1995 was $1,877,648 and $1,010,659, respectively, which consisted of operating cash and working capital reserves. The increase in cash and cash equivalents from December 31, 1995 resulted from net earnings of $210,584, a decrease in interest and other receivables of $104,361, an increase in reserve funds, and receipt of $1,000,000 as pay-off of the Ifida loan; all of which were offset by a payments of $461,310 ($.24 per Unit) in dividend distributions (which included $250,726 [$.131 per Unit] return of capital), and a $13,354 increase in accrued expenses and accounts payables. The net result was an increase of cash and cash equivalents of $866,989. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the payment of mortgage loans.

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

      Results of Operations

      The Partnership was organized in August, 1986. The Partnership funded seven Mortgage Loans between 1987 and 1990, including a loan made by a venture between the Partnership and Common Goal II in August, 1990. As of June 30, 1996, the Partnership had two Mortgage Loans. Since commencement of operations in July of 1987, the Partnership invested all available funds (funds not invested in Mortgage Loans) in short-term, temporary investments. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership. Although the Partnership's earnings were expected to increase slowly once its portfolio of Mortgage Loans was substantially completed and borrowers commenced payments of Additional Interest, the default on the Partnership's $1,400,000 Horizon Loan (made in July 1988) which occurred in July of 1990 (as described above), has adversely impacted such expectation.

      During the quarters ended June 30, 1996 and 1995, the Partnership had net earnings of $81,681 and $98,956 based on total revenues of $120,394 and $188,981 and total expenses of $38,713 and $90,025, respectively. The decrease in net earnings is due to decreases in interest income because of the Winthrop Payoff, but is offset partially by a decrease of $10,422 in professional fees, $18,911 in management fees and $2,939 in mortgage servicing fees, and a $19,020 decrease in other expenses. The two remaining Mortgage Loans were both current as to regular interest as of June 30, 1996. The Westwood Loan is expected to pay off in the near future.

      On April 25, 1994 the Circuit Court of DuPage County entered an order granting the Partnership's Motion to Dismiss the counterplaintiffs' counterclaim with prejudice in the
                                       9

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

      Although the Partnership made quarterly dividend distributions of $234,266, and $233,626 and $236,840 in January, April, and July of 1996,
      the distributions may not remain at the present level (9.256% financial capital) as a result of the Horizon Loan charge-off, the payoffs and the pay downs mentioned above. The general partners are currently reviewing the distribution policy. The Partnership receives a lesser rate of return from its short-term investments than it would receive form the Mortgage Loans, (were they not paid down) thereby reducing interest income available for distribution.

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


            Common Goal Health Care Participating Mortgage Fund L.P.
            --------------------------------------------------------
                                  (Registrant)




                                By:  Common Goal Capital Group, Inc.,
                                     Managing General Partner


DATED:  July 31, 1996                /s/Albert E. Jenkins, III
                                     ----------------------------------
                                     Albert E. Jenkins, III
                                     President, Chief Executive Officer
                                     and Acting Chief Financial Officer