Form 10QSB/A
period 1996-09-30
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1996-11-22
CIK 800444

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549




                                FORM 10-QSB



(Mark One)
     (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly period ended September 30, 1996


     ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from ________________to____________________

                      Commission File Number: 0-17600



         Common Goal Health Care Participating Mortgage Fund L.P.
     (Exact name of small business issuer as specified in its charter)


            Delaware                                       52-1475268
   (State or other Jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)


                              215 Main Street
                         Penn Yan, New York, 14527
                 (Address of principal executive offices)


                              (303) 705-6000
                        (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES _X_         NO____

                      PART 1 - Financial Information

Item 1.  Financial Statements

         COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                          (A Limited Partnership)

                              Balance Sheets

                                                    September 30,   December 31,
                                                         1996           1995
                                                      (Unaudited)    (Audited)
                                                      -------------------------

                                  Assets
Current Assets

     Cash and cash equivalents .......................   $1,185,528   $1,010,659
     Other assets ....................................       10,879       23,885
     Mortgage interest receivable ....................       77,659      145,399
                                                             ------      -------

          Total current assets .......................    1,274,065    1,179,943

Mortgage loans receivable ............................    2,567,664    3,567,664
                                                          ---------    ---------

                                                         $3,841,730   $4,747,607
                                                         ==========   ==========

                     Liabilities and Partners' Capital

Current Liabilities

     Accounts payable, accrued expenses and other ....   $    8,455   $    5,070
                                                         ----------   ----------

          Total current liabilities ..................        8,455        5,070

Partners' capital ....................................    3,833,275    4,742,537
                                                          ---------    ---------

                                                         $3,841,730   $4,747,607
                                                         ==========   ==========

See accompanying notes

         COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                          (A Limited Partnership)


                             Statements of Earnings
                                   (Unaudited)

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                               Sept. 30,      Sept. 30,     Sept. 30,    Sept. 30,
                                   1996           1995          1996         1995
Income

     Interest ...........   $   115,767    $   160,377   $   377,567   $   572,972
     Misc. income .......          --             --          55,000          --
                                                              ------
                                115,767        160,377       432,567       572,972
                                -------        -------       -------       -------

Expenses

     Professional fees ..          (708)        14,814        31,356       117,208

     Fees to affiliates:
      Management ........        10,572         18,992        35,895        72,601
       Mortgage servicing         2,230          5,167         6,689        15,502
     Other ..............        25,122         33,002        69,491        90,905
                                 ------         ------        ------        ------
                                 37,216         71,975       143,431       296,216
                                 ------         ------       -------       -------

          NET EARNINGS ..        78,551         88,402       289,136       276,756
                                 ======         ======       =======       =======

Net earnings per limited
 partner unit ...........           .04            .05           .15           .14
                                    ===            ===           ===           ===

Weighted average limited    $ 1,911,411    $ 1,911,411   $ 1,911,411   $ 1,911,411
                            ===========    ===========   ===========   ===========
 partner units outstanding

See accompanying notes.

                      COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                                      (A Limited Partnership)

                                  Statements of Partners' Capital
                                            (Unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                            SEPT. 30,

                                                      1996                                           1995
                                            -------------------------                      -------------------------

                                                                      TOTAL                                            TOTAL
                                       GENERAL      LIMITED         PARTNERS'        GENERAL        LIMITED          PARTNERS'
                                       PARTNERS     PARTNERS         CAPITAL         PARTNERS       PARTNERS          CAPITAL
                                       ---------------------------------------    --------------------------------------------



Balance at beginning of period   $     43,185    $  4,699,352    $  4,742,537    $    147,246    $ 10,580,160    $ 10,727,406
Net earnings .................          5,783         283,353         289,136           5,535         271,221         276,756
Cash distributions to partners          (--)       (1,198,398)     (1,198,398)       (111,830)     (5,932,147)     (6,043,977)
                                        -          ----------      ----------        --------      ----------      ----------
Balance at end of period .....   $     48,968    $  3,784,307    $  3,833,275    $     40,951    $  4,919,234    $  4,960,185
                                 ============    ============    ============    ============    ============    ============

See accompanying notes.

         COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                          (A Limited Partnership)

                         Statements of Cash Flows
                                (Unaudited)

                                                                  NINE MONTHS ENDED

                                                              SEPT. 30       SEPT. 30,
                                                                1996           1995
                                                                ----------------------
Cash flows from operating activities:
     Net earnings .....................................   $   289,136    $   276,756

     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Decrease in other assets ....................        13,006           --
          Decrease in interest receivable .............        67,741         68,250
          Increase in accounts payable, ...............         2,079            443
            accrued expenses and other
          Increase in due to affiliates ...............         1,305          1,835
                                                                -----          -----
              Net cash provided by operating activities       373,267        347,284
                                                              -------        -------

Cash from investing activities:
     Proceeds from mortgage loan principal repayments .     1,000,000           --
                                                            ---------

Cash used in financing activities:
     Distribution to general partner ..................          --         (111,830)
     Distribution to limited partners .................    (1,198,399     (5,932,150)
                                                           ----------     ----------

          Net cash used in financing activities .......    (1,198,399)    (6,043,980)
                                                           ----------     ----------

Net increase (decrease) in cash and cash equivalents: .       174,868     (5,696,696)

Cash and cash equivalents, beginning of period ........     1,010,659      7,002,603
                                                            ---------      ---------

Cash and cash equivalents, end of period ..............   $ 1,185,527    $ 1,305,907
                                                          ===========    ===========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1996

     (1) Organization and Summary of Significant Accounting, Policies

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

     An allowance for loan losses is provided at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of September 30, 1996.

     No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

     Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

     The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 1996 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring.

     (2) Mortgage Loans Receivable

     Information concerning mortgage loans receivable as of September 30, 1996 is as follows:

                                                              Face and
                    Basic                                     Carrying
                  Interest      Maturity           Prior      Amount of
Description         Rate         Date              Liens      Mortgages
Westwood loan .     11.5%    March 10, 1998    $ 3,200,000   $ 1,000,000
Honeybrook loan     13.7%    January 1, 2000     8,810,000     1,567,664
                    ----             -- ----     ---------     ---------
                                               $12,010,000   $ 2,567,664
                                               ===========   ===========


     The loans are second mortgage loans secured by healthcare related real properties. Interest is payable monthly with the principal balance generally due at maturity. The loans generally provide for the payment of additional interest based upon gross revenues of the properties and the payment of participation interests ranging from 6-30% of the increase in the fair market value of the properties at maturity or redemption, as defined.

     The carrying value of the mortgage loans for tax purposes is the same as that for financial reporting purposes. All properties are subject to a first mortgage lien in each case held by unaffiliated third parties. As of September 30, 1996, neither of the loans was delinquent as to regular interest.

     (3) Subsequent Event

     On October 25, 1996 the Partnership received $1,222,720.56 as a payment on the Westwood Hills loan. $1,000,000 was applied to principal, $4,792 to basic interest, $40,000 to a Prepayment Penalty, $110,550 to Additional Equity Interest, and $59,729 to Estimated Gross Revenue. The remaining $7,650 will be applied to legal and appraisal fees incurred by the transaction.

     Item 2. Management's Discussion and Analysis or Plan of 0perations

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

     Partnership assets decreased from $4,747,607 at December 31, 1995 to $3,841,730 at September 30, 1996. The decrease ($905,877 or approximately 19.0%) resulted primarily from cash distributions on January 5, April 5 and July 5 to the Limited Partners that was offset by net earnings for the period. As of September 30, 1996, the Partnership's loan portfolio consisted of two mortgage loans, the aggregate outstanding principal balance of which was $2,567,664.

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

     The Partnership's balance of cash and cash equivalents at September 30, 1996 and December 31, 1995 was $1,185,528 and $1,010,659, respectively, which consisted of operating cash and working capital reserves. The increase in cash and cash equivalents from December 31, 1995 resulted from net earnings of $289,136, a decrease in interest and other receivables of $80,747, an increase in reserve funds, and receipt of $1,000,000 as payoff of the Ifida loan; all of which were offset by a payments of $1,198,398 ($.63 per Unit) in dividend distributions (which included $917,963 [$.48 per Unit] return of capital), and a $3,384 increase in accrued expenses and accounts payables. The net result was an increase of cash and cash equivalents of $174,868. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the payment of mortgage loans.

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

     Results of Operations

     The Partnership was organized in August, 1986. The Partnership funded seven Mortgage Loans between 1987 and 1990, including a loan made by a venture between the Partnership and Common Goal II in August, 1990. As of September 30, 1996, the Partnership had two Mortgage Loans. Since commencement of operations in July of 1987, the Partnership invested all available funds (funds not invested in Mortgage Loans) in short term, temporary investments. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership. Although the Partnership's earnings were expected to increase slowly once its portfolio of Mortgage Loans was substantially completed and borrowers commenced payments of Additional Interest, the default on the Partnerships $1,400,000 Horizon Loan (made in July 1988) which occurred in July of 1990 (as described above), has adversely impacted such expectation.

     During the quarters ended September 30, 1996 and 1995, the Partnership had net earnings of $78,551 and $88,402 based on total revenues of $115,767 and $160,377 and total expenses of $37,216 and $71,975, respectively. The decrease in net earnings is due to decreases in interest income because of the Winthrop Payoff, but is offset partially by a decrease of $15,522 in professional fees, $8,420 in management fees and $2,937 in mortgage servicing fees, and a $7,880 decrease in other expenses. The two remaining Mortgage Loans were both current as to regular interest as of September 30, 1996.

     On October 25, 1996 the Partnership received $1,222,720.56 as payment on the Westwood Hills loan. $1,000,000 was applied to principal, $4,792 to basic interest, $40,000 to a Prepayment Penalty, $110,550 to Additional Equity Interest, and $59,729 to Estimated Gross Revenue. The remaining $7,650 will be applied to legal and appraisal fees incurred by the transaction.

     On September 27, 1996, the Partnership settled the Horizon Loan Litigation with all defendants for a total of $480,000, to be paid within 30 days, with all parties to execute mutual releases. The net amount to the Partnership will be less, after attorneys' fees and expenses are deducted. The General Partner believes that this settlement is in the best interest of the Partnership, given the expense and risk of trial and appeals, and the uncertainties and cost of collection of any judgement that might have been obtained.

     Although the Partnership made quarterly dividend distributions of $234,266, $233,626, $236,840 and $224,567 in January, April, July and October of 1996 respectively the distributions may not remain at the present level (9.256% financial capital) as a result of the Horizon Loan charge-off, the payoffs and the pay downs mentioned above. The general partners are currently reviewing the distribution policy. The Partnership receives a lesser rate of return from its short-term investments than it would receive form the Mortgage Loans, (were they not paid down) thereby reducing interest income available for distribution.

                        PART II - Other Information


     Items I through 6 are omitted because of the absence of conditions under which they are required.

                                SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        Common Goal Health Care Participating Mortgage Fund L,P.
                              (Registrant)




                         By:  Common Goal Capital Group, Inc.,
                              Managing General Partner


DATED: November 8, 1996
                              /s/Albert E. Jenkins, III
                              -------------------------
                              Albert E. Jenkins, III
                              President, Chief Executive Officer
                              and Acting Chief Financial Officer