Form 10KSB
period 1996-12-31
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1997-04-15
CIK 800444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition period from to

                        Commission File Number: 0-17600


            Common Goal Health Care Participating Mortgage Fund L.P. (Exact name of small business issuer as specified in its charter)

            Delaware                                               52-1475268
            --------                                               ----------
   (State or other Jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

                               215 Main Street
                             Penn Yan, New York                    14527
                             ------------------                    -----
                    (Address of principal executive offices)     (Zip Code)

                                 (315) 536-5985
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

     Securities registered under Section 12(g) of the Exchange Act: Limited Partnership Interests

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO__

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Issuer's revenues for the fiscal year ended December 31, 1996 were $1,072,159.

     The aggregate sales price of the units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 31, 1997 was $3,343,626 (1,559 investors). As of March 31, 1997, there was no market for these Units and no market is expected to develop. The aggregate sales price is accordingly not necessarily indicative of the price at which these Units would trade.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated February 20, 1987, and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                             TABLE OF CONTENTS

                                                                       Page
PART I
  Item 1. Description of Business. . . . . . . . . . . . . . . . . . . . .1
  Item 2. Description of Property. . . . . . . . . . . . . . . . . . . . 14
  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 14
  Item 4. Submission of Matters to a Vote of Security Holders. . . . . . 14

PART II
  Item 5. Market for Units of Limited Partnership Interest and Related
          Security Holder Matters. . . . . . . . . . . . . . . . . . . . 15
  Item 6. Management's Discussion and Analysis or Plan of Operation. . . 15
  Item 7. Financial Statements . . . . . . . . . . . . . . . . . . . . . 19
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . 19

PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons,
          Compliance With Section 16(a) of the Exchange Act. . . . . . . 20
  Item 10.     Executive Compensation. . . . . . . . . . . . . . . . . . 21
  Item 11.     Security Ownership of Certain Beneficial Owners
               and Management .......................................... 22
  Item 12.     Certain Relationships and Related Transactions. . . . . . 22
  Item 13.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 22


  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . .F-1

  SIGNATURES

                                       (i)

                                     PART-I

Item 1         Description of Business.

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

     The Partnership's primary business has been to invest in or make mortgage loans (the "Mortgage Loans"), comprised of a mix of first and junior Mortgage Loans, secured by health care-related real properties owned by unaffiliated entities. The Partnership does not intend to own or acquire real property, except in the event of foreclosure when the Managing General Partner deems such acquisition to be in the best interest of the Partnership. The Partnership has one Mortgage Loan which remained outstanding as of March 31, 1997. See "Existing Mortgage Loan" below.

     The Partnership's objectives in making investments of the type described above were: (i) to preserve and protect the Partnership's capital; (ii) to provide quarterly distributions from investment income; and (iii) to provide for potential long-term appreciation of its Mortgage Loan investments, principally through participation payable at maturity of the Mortgage Loan or upon the sale or refinancing of the underlying property (the "Participation"). Because Participation in facility appreciation are paid only upon maturity of a Mortgage Loan or a sale of the underlying facility, cash distributions as a result of Participation on the one remaining Mortgage Loan are not expected to commence until repayment or maturity. It is not an objective of the Partnership to provide tax-sheltered income.

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

     The Partnership is conducting and intends to continue to conduct its operations so that it will not become subject to regulation under the Investment Company Act of 1940. Generally, the term "investment company" might include the Partnership if, after a one-year period, the Partnership, among other things, were to be engaged primarily, or were to hold itself out as being engaged primarily, or were to propose to engage primarily, in the business of investing, reinvesting or trading in securities, or if it were to have more than 40% of its total assets, excluding cash and government securities, invested in "investment securities" as that term is defined in the Investment Company Act of 1940. The Partnership does not currently meet this test.

     Basic Policies for Mortgage Loan Investments.
     ----------------------------------------------
     In making Mortgage Loans, the Managing General Partner considers such relevant factors as (1) the geographic area and type of facility (nursing home or intermediate care or a mix of both); (2) the location, construction, quality, condition and design of the facility; (3) the current and anticipated cash flow from the facility and its ability to sufficiently cover debt service (including the Partnership's Mortgage Loan), meet operational needs and generate revenues sufficient to provide investors with significant Additional Interest, as defined in the Partnership's prospectus, and potential value to the Partnership's Participation; (4) the growth, tax and regulatory environment of the community in which a facility is located; (5) occupancy and demand for similar health care facilities with which the facility would compete; (6) the mix of private and government pay patients; and (7) the quality and experience of the management operating the facility. As a general rule, the Partnership will not make Mortgage Loans on facilities which are located in states which do not restrict the issuance of certificates of need, unless supported by additional factors, such as borrower guarantees. Further, it is intended that Mortgage Loans will be made in various geographic locations in order to achieve portfolio diversification, thereby minimizing potential effects of changes in local economic conditions and similar risks.

     Types of  Mortgage  Loans.
     ----------------------------
     The Partnership makes Mortgage Loans on fee interests (or other beneficial interests essentially equivalent to a mortgage on real property). All real estate underlying Mortgage Loans is used in the health care industry, particularly real estate used as nursing home and intermediate care facilities. The Partnership will not make construction loans except in connection with renovation or additions to existing facilities. The Partnership may also make Mortgage Loans to enable borrowers to acquire newly constructed properties and may commit to invest in or make Mortgage Loans with respect to properties under construction or prior to construction, provided any such commitment is subject to satisfactory completion of construction (and licensure by regulatory agencies, as applicable) by a specified date. However, in no event will such construction loans, other than those made in connection with renovations or additions to existing facilities, in the aggregate, exceed 20% of the gross proceeds received from the Public Offering.

  Other Operating and Investment Policies.
  -----------------------------------------
     Affiliates of the General Partners (including partners, officers and directors investing for their own account or that of others) have formed, and may in the future form, limited partnerships or other entities with the same investment objectives and policies as the Partnership. The Managing General Partner will attempt to resolve any conflicts of interest that may arise with respect to the Joint Venture Loan (See "Existing Mortgage Loan" below) between the Partnership and others by exercising the good faith required of fiduciaries. Such conflicts will be resolved in the best judgment of the Managing General Partner. In connection therewith, in 1990, Common Goal Health Care Pension and Income Fund L.P. II ("Common Goal II"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the Partnership and the Partnership participated in a ten-year second mortgage loan in the original principal amount of $3,430,114 to an unaffiliated third party through a joint venture between the Partnership and Common Goal II (the "Joint Venture Loan"). At December 31, 1996 and 1995, the Partnership's mortgage loans receivable included $1,567,000 representing the Partnership's participation in the remaining $1,618,254 of the loan. See "Existing Mortgage Loan" below.

  Federal Income Taxes.
  -----------------------
     The Partnership is not subject to federal income taxes as the liability for such taxes is that of the Partners rather than the Partnership.

  Closed Mortgage Loans.
  ----------------------
     SHALP Loan. The Partnership made its initial mortgage loan (the "SHALP Loan") on August 12, 1987 and funded it in three phases through December 15, 1987 for a total outstanding loan principal of $3,300,000. The borrowers were Stamford Health Associates Limited Partnership, PersonaCare of Connecticut, Inc., Homestead Health Center, Inc., Courtland Gardens Residence Homes, Inc. and Courtland Health Center, Inc., all of which are affiliates of PersonaCare, Inc., ("PersonaCare"). The SHALP Loan was secured by a second mortgage on three separate long term care facilities containing a total of 267 beds in two nursing care facilities and 68 rooms at a residential facility, all located in Stamford, Connecticut. The SHALP Loan had a term of 10 years (maturing in August 1997). On July 7, 1994, the borrowers on the SHALP Loan repaid the principal balance of $3,300,000, and paid the related prepayment penalty of $132,000, additional interest of $60,752 based on 1994 gross revenues through May, 1994, and $23,421 in basic interest. Since there was no appreciation in the value of the property securing the SHALP Loan, the Partnership did not receive any additional income. Income received on the SHALP Loan from inception through repayment was $2,412,788 in basic interest, $900,885 in additional interest based upon gross revenues, and a $132,000 prepayment penalty (a total of $3,445,673 earned on $3,300,000 over six years and nine months).

  The Westwood Loan.
  --------------------
     On March 10, 1988, the Partnership funded a $1,300,000 mortgage loan secured by a second mortgage on a 120-bed long term nursing care facility (the "Westwood Facilities") in Poplar Bluff, Missouri (the "Westwood Loan"). When the Westwood Loan was funded, the loan-to-value ratio was approximately 91%. The Westwood Loan had a term of 10 years (maturing in March 1998). The Westwood Loan was supported by two separate guarantees; the first provided by Westwood Hills Health Care Center, Inc. (the "Westwood Loan Borrower") and Health Services Management Corporation (which manages the Westwood Facility) and the second provided by John Rothert and R. William Brece, Jr. (principals of the Westwood Loan Borrower). The guarantees were required to be maintained until certain loan- to-value ratios and debt service coverage ratios were met. As of November 30, 1992, the conditions for release of the guarantees were met and the guarantees were released. The guarantees by Messrs. Rothert and Brece were subject to reinstatement at any time during the loan term if the State of Missouri or other regulatory agencies adjusted the reimbursement rates such that debt service coverage was reduced to less than 1.3:1.0. Any reinstated guarantee would have remained effective until the debt service ratio returned to the level it was prior to the adjustment and maintained or exceeded that level for 12 consecutive months. During 1994, $300,000 of the Westwood Loan was paid down. On October 25, 1996, the borrower on the Westwood Loan repaid the principal balance of $1,000,000, and paid the related prepayment penalty of $40,000, additional interest of $1,594 based on remaining 1995 gross revenues and $58,135 based on 1996 gross revenues through October 1996, and $4,792 in basic interest. In addition, the borrowers paid $110,550 in additional equity interest, $3,650 in appraisal fees and $4,000 in estimated legal fees. The October 25, 1996 Westwood Loan repayment totaled $1,222,720.

  The Winthrop Loan.
  --------------------
     On March 25, 1988, the Partnership funded a mortgage loan in the principal amount of $1,000,000 (the "Winthrop Loan") which was secured by a second mortgage on a 142-bed nursing care facility in Medford, Massachusetts (the "Medford Facility"). The Partnership has also received additional collateral in the form of a second mortgage on a 170-bed nursing care facility owned by an affiliate of the borrower in Bryn Mawr, Pennsylvania (the "Bryn Mawr Facility"). The Winthrop Loan had a term of 10 years (maturing in March 1998). When the Winthrop Loan was funded, the loan-to-value ratio was approximately 91%. The Winthrop Loan was the subject of a guarantee of payment of principal and interest by Hardie Beloff (a principal of the borrower) and the Winthrop House Associates Limited Partnership (the "Winthrop Borrower"). This guarantee was to terminate upon the achievement of debt service coverage of at least 1.3:1.0 for 36 consecutive months.

     In December of 1991, the Partnership learned that state Medicare authorities had notified the Winthrop Borrower that the state had discovered a series of overpayments to the Winthrop Borrower in connection with the Medford Facility. The Winthrop Borrower entered into an agreement with the senior lender on the Medford Facility, the Partnership and the state Medicare authorities whereby such funds would be repaid to the state. Pursuant to the agreement, the Winthrop Borrower paid all past due amounts of Additional Interest. The Winthrop Loan, which had been performing according to its original terms, was repaid in full in February 1996. The borrower on the Winthrop Loan repaid the principal balance of $1,000,000, and the related prepayment penalty of $55,000, $3,833 in basic interest due, and $47,671 in interest to estimated gross revenue, and $8,728 in fees.

  Horizon Loan.
  ---------------
     On July 8, 1988, the Partnership funded a $1,400,000, ten year mortgage loan (the "Horizon Loan") to Horizon Healthcare, an Oregon general partnership (the "Horizon Borrower"), secured by a second lien on a 150-bed nursing facility in Moore, Oklahoma and an 89-bed nursing facility and a 200-bed nursing facility each in Norman, Oklahoma (the "Horizon Facilities"). At the time of funding, the Horizon Facilities were leased on a triple-net basis to a significant not-for-profit corporation. In November of 1989, an issue arose between the Horizon Borrower (who is also the landlord) and the tenant (the not-for-profit corporation), whereby the tenant sought a reduction in lease payments and, as a counter-measure, the Horizon Borrower sought possession. The landlord was granted an order for possession of the Horizon Facilities pursuant to which it took possession on approximately February 1, 1990. On or about July 25, 1990, the Partnership notified the Horizon Borrower that it was in default on this loan for failure to make payments and that the Partnership intended to pursue all available remedies against the borrower unless the loan was brought current. On September 7, 1990, the Partnership sent the Horizon Borrower a notice of intent to foreclose. The Partnership was advised that the Horizon Borrower also had been in default on the first mortgage on the Horizon Facilities since approximately July of 1990 and that the first mortgagee (the "Senior Lender") also sent the borrower a "notice of intent of non-judicial foreclosure." On September 21, 1990, the Senior Lender filed a petition in the District Court of Cleveland County, Oklahoma, against the Horizon Borrower, seeking, among other relief, monetary damages in the amount owed to it and against the Horizon Borrower, the Partnership and others, seeking to foreclose its lien on the Horizon Facilities. On or about November 20, 1990, the Horizon Borrower transferred legal title to the Horizon Facilities to an affiliated corporation ("New Owner") allegedly in violation of the mortgages of the Partnership and of the Senior Lender, and immediately thereafter, the New Owner instituted bankruptcy proceedings for reorganization under Chapter 11 in Federal Bankruptcy Court in Cleveland County, Oklahoma. A plan of reorganization was approved by all creditors of the New Owner and confirmed on May 29, 1991 (the "Plan"). Under the terms of the Plan, the Partnership received monthly payments of $15,475.08 which was calculated by amortizing the principal amount of $1,469,000 at 12% per annum over 25 years. After the Plan was confirmed, the Partnership received the modified payments due it under the Plan through February, 1992. At June 30, 1992, the Horizon Loan was four months delinquent as to the principal and interest payments required by, and therefore in default under, the Plan. On June 18, 1992, the Partnership, together with two other creditors of HHC, Inc., filed an involuntary petition in bankruptcy against HHC, Inc., the successor in interest to the assets of the Horizon Borrower. Common Goal intended to submit a plan of reorganization to the bankruptcy court that would vest title to the Horizon Facilities in an affiliate of Common Goal. On July 13, 1992, the Board of Directors of Common Goal met and decided to proceed no further with attempts to obtain control of the three properties collateralizing the Horizon Loan. The decision was made because of the high risk involved, the low probability of success and the amount of new investment required if the Partnership were to obtain the properties. This action enabled the Senior Lender to proceed with its foreclosure proceedings on the properties. Management of the Partnership evaluated the exposure with respect to this mortgage loan receivable and provided an allowance for loss of $993,495 in 1992 in order to fully reserve against a loan balance of $1,393,495. As of December 31, 1992, the entire mortgage loan receivable and the outstanding allowance for loss were charged off.

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

     On October 23, 1991, a complaint was filed on behalf of the Partnership in the Circuit Court of DuPage County, Illinois. Named as defendants in that complaint were ALC, the Horizon Borrower and certain individuals and entities either currently or formerly affiliated with ALC or the Horizon Borrower, including the Horizon Borrower's general partners. The complaint alleged that the defendants made false representations of material fact to the Partnership. The complaint sought recovery of damages in the amount of $1,400,000 plus interest, costs and attorneys' fees.

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

     In its complaint, the Partnership sought $1,400,000 (principal amount of the loan to Horizon) plus interest owing and punitive damages. During 1996, the Partnership settled the Horizon loan litigation for a total of $480,000. In December 1996 the Partnership received $353,530 as settlement to this suit, net of $126,470 in attorneys' fees.

  Existing Mortgage Loan.
  -----------------------

  The Joint Venture Loan.
  -------------------------
     On September 7, 1989, the Partnership funded a short-term mortgage loan (the "Honeybrook Loan") in the original principal amount of $3,370,000, to two Tennessee limited partnerships (individually, a "Borrower" and collectively, the "Borrowers"). One of the Tennessee limited partnerships owns a 100-bed skilled care and intermediate care facility and the other limited partnership owns a 101-bed retirement and assisted care facility, both of which are located in Honeybrook, Pennsylvania (collectively, the "Facilities"). The Honeybrook Loan was originally secured by a second mortgage on the skilled and intermediate care facility and by collateral assignments of 100% of the general partners' and limited partners' interests in each Borrower. The security interest was taken in the Borrower that owns the retirement and assisted care facility insofar as the facility is subject to a HUD regulatory agreement which prohibits junior encumbrances on the facility. The security interest is subject and subordinate to all applicable HUD regulations. When the Honeybrook Loan was funded, the loan-to-value ratio was approximately 89%. The Partnership elected to extend the original term of the Honeybrook Loan and assigned its obligation to make the long-term loan to a newly created joint venture with Common Goal II (the "Joint Venture Loan"). The Joint Venture Loan was made on or about August 1, 1990, with the Partnership making a $3,430,114 contribution at that time to fund the Joint Venture Loan. In 1991, Common Goal II contributed $95,600, thereby decreasing the Partnership's contribution by that amount. The Borrowers made a $30,000 repayment of principal in 1991, bringing the Partnership's contribution down to $3,304,514 at December 31, 1991 and in December 1992 made a principal paydown of $211,514 to bring the balance to $3,093,000 on December 31, 1992. The $211,514 was received on January 7, 1993 and reclassified as a short term receivable for year end 1992. An additional $70,000 was paid down on the principal on March 29, 1993.

     On November 3, 1993, Life Care Centers of America, Inc. ("Life Care") paid a total of $1,746,790 in a restructuring of the Joint Venture Loan. Of the $1,691,477 allocated to the Partnership, $1,455,336 was applied to principal and $145,534 to a Prepayment Penalty. A Refinance Fee of $72,750 was negotiated, while Gross Revenue, Basic Interest and Additional Interest were taken as set forth in the loan documents. The Partnership's balance has been paid down to $1,567,664 while the Common Goal II balance has also been paid down to $50,590. In connection with the repayment of principal, the Partnership agreed to release its mortgage on the skilled care and intermediate care facility. Life Care or its affiliates operate the retirement and assisted care facility, which secures the Joint Venture Loan.

     The Joint Venture Loan is guaranteed by Life Care and by one of the beneficial owner of the Borrowers. In connection with the negotiation of the Refinance Fee, two individual guarantors who are no longer employees of the Borrowers were released from their guaranty obligations. As of December 31, 1996, Life Care had an audited net worth of in excess of $67,000,000, a substantial amount of which was illiquid. A substantial portion of the net worth of the individual guarantor is also illiquid.

     The table set forth below provides information concerning the basic terms and conditions of the Mortgage Loan made and currently held by the Partnership as of the date of this report.

                    Common Goal Existing Mortgage Loans



                                  Joint Venture
                                      Loan
                                      ----




Date of Loan             8/1/90

Type of Loan             Second Mortgage on
                         Facility

Outstanding              1,567,664 (1)
Principal
Amount

Base                     13.7% (2)
Interest Rate

Maturity                 1/1/2000

Type of Property/        Collateral assignment
Location of Property     of interest in 101-bed
Securing Loan            retirement and assisted
                         care facility in Honeybrook, PA

                                   Notes

          (1) This amount reflects the funding provided to the Joint Venture by the Partnership.

          (2) This loan currently requires payment of additional interest at a rate of 1.95% of gross revenues from the Facilities in excess of $1,694,000 per annum. This provision is currently the subject of negotiation as a result of the refinancing of this loan and the release of the Joint Venture's lien on one of the Facilities. The Partnership believes that the negotiations will not have a material effect on the amount of additional interest received. The loan also provides for payment of a participation equal to 30% of the first $1,000,000 of increase in the fair market value (or gross sales price) of the Facilities over aggregate secured indebtedness (including the Joint Venture Loan) as of the date of funding of the Joint Venture Loan and 17% of the balance of any such increase. As a result of the refinancing of this loan, the fair market value of the retirement and assisted care facility has been deemed to be $6,400,000 for the purpose of calculating the participation. The participation would be payable upon sale, refinancing of a senior mortgage loan or at maturity of the Joint Venture Loan with the fair market values to be determined at that time.

Partnership Allocation of Income and Loss and Distribution.
-----------------------------------------------------------

  Net Income and Net Loss.
  --------------------------
     Net income (except with respect to a Disposition, which includes any Partnership transaction not in the ordinary course of its business, including, without limitation, collections of principal payments, equity participation payments, prepayments, prepayment penalties, sales, exchanges, foreclosures or other dispositions of Mortgage Loans held by the Partnership, recoveries of damage awards and insurance proceeds (other than the receipt of subscriptions for Units, all forms of interest payments when due on Mortgage Loans or business or rental interruption insurance proceeds)) and net loss of the Partnership are allocated 98% to Limited Partners and 2% to the General Partners. Net income arising from a Disposition is allocated 98% to Limited Partners and 2% to the General Partners to the extent of any negative balances in the capital accounts of the Limited Partners, and then 100% to Limited Partners in an amount necessary to bring the Limited Partners' capital accounts up to an amount equal to their Original Contributions, which means the amount of $10.00 for each Unit less the return of any amount of uninvested funds returned, as defined in the prospectus, plus the 11% per annum preferred cumulative return thereon (less previous distributions to the Limited Partners in repayment of such amounts). The remainder of such net income shall be allocated 85% to the Limited Partners and 15% to the General Partners.

  Distributions of Cash From Operations.
  ---------------------------------------
     Distributions of Adjusted Cash From Operations, defined as all receipts of interest payments on Mortgage Loans less cash receipts used to pay operating expenses and to repurchase any Units (Cash Flow) less any amount set aside for the restoration or creation of working capital reserves, are distributed 98% to the Limited Partners and 2% to the General Partners, and are apportioned quarterly among Limited Partners of record as of the record date declared within 30 days after the end of each quarter and are paid quarterly. No distributions of Adjusted Cash From Operations with respect to any calendar year are made to the General Partners until the following occurs:

          First, distributions to the Limited Partners equal to the 8% annual cumulative return on their Adjusted Contributions, defined as Original
     Contributions attributable to a Unit, reduced by the total of cash distributed from Disposition Proceeds and from working capital reserves, for such year (plus any amounts accrued from prior years) have been made to the Limited Partners; and

          Second, payment of all previously subordinated management fees, if any, have been made.

     Thereafter, all previously subordinated amounts payable to the General Partners with respect to their 2% interest are paid in full to the extent funds are available, and if not available, are deferred and paid out of Disposition Proceeds, defined as receipts from Dispositions net of related expenses, amounts necessary for the payment of debts and obligations of the Partnership and any amount set aside for working capital reserves. The Partnership has been making distributions to the Limited Partners in excess of the 8% annual cumulative return on Adjusted Contributions.

Distributions of Disposition  Proceeds.
-----------------------------------------
     The Managing General Partner has the right to reinvest or distribute all Disposition Proceeds, through the end of the eleventh year after the date of the Prospectus. Non-liquidating distributions of Disposition Proceeds are distributed in the following order of priority, except as otherwise required by law:

          First, 100% to the Limited Partners until the Limited Partners have received an amount which, when added to prior distributions of Disposition Proceeds and cash from reserves attributable thereto, equals the Original Contributions of the Limited Partners;

          Second, 100% to the Limited Partners until each Limited Partner has received an amount which, when added to all prior distributions to Limited Partners from all sources (including prior distributions in satisfaction of the 8% annual cumulative return but excluding distributions pursuant to above), equals the 11% per annum preferred cumulative return on their Adjusted Contributions, (calculated from the first day of the calendar quarter succeeding the quarter in which Capital Contributions are received);

          Third, 100% to the General Partners until they have been paid 100% of the subordinated portion, if any, of (a) the Partnership Management Fee, if any, and then (b) their 2% interest in Adjusted Cash From Operations; and

          Fourth, the remainder, 85% to the Limited Partners and 15% to the General Partners.

Dissolution.
------------

     Since it was the intention of the Managing General Partner to liquidate the Partnership's assets between 1999 and 2004, the Managing General Partner has commenced an orderly liquidation and will not reinvest loan proceeds in new
Mortgage Loans. The Partnership's last remaining Mortgage Loan, the Joint Venture Loan, will mature on January 1, 2000.

          Proceeds from the liquidation shall be applied and distributed in the following order:

          First,  to the payment of creditors of the  Partnership  but excluding
     secured   creditors  whose   obligations   will  be  assumed  or  otherwise
     transferred on the liquidation of Partnership assets; and

          Second, after allowance for the expenses of liquidation and the setting up of any reserves for contingencies which the Managing General Partner considers necessary, to the General Partners and Limited Partners in proportion to and to the extent of the positive balances in their capital accounts, after net income or loss arising from a Disposition has been allocated, with any excess being distributed in accordance with the order of priority for non-liquidating distributions.

     Notwithstanding anything to the contrary, the Managing General Partner has the right to defer liquidation if, in the opinion of the Managing General Partner, the sale of Partnership assets in liquidation would result in a material underrealization on the Partnership's assets. The Managing Partner also has the right to determine the rate at which returns of principal (returns of Original Contribution) are distributed to the limited partners.

Item 2.   Description of Property.

  The Partnership owned no real property as of December 31, 1996.

Item 3.        Legal Proceedings.

     The Partnership settled certain legal proceedings in connection with the default of the Horizon Borrower on the Horizon Loan in 1996. See "Item 1. Description of Business - Closed Mortgage Loans- Horizon Loan."

Item 4.        Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the last quarter of 1996.

                                  PART-II

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

     At March 31, 1997, 1,911,411 Units were outstanding and were held by approximately 1559 holders of record.

     The Partnership made distributions to Limited Partners of $922,965, or $.48 per unit during 1996, $1,261,461 or $.66 per Unit during 1995, $1,777,746 or
$.93 per Unit during 1994,  $1,866,722 or $.98 per Unit during 1993,  $1,824,848 or $.95 per Unit during 1992, $1,913,781 or $1.00 per Unit during 1991, $2,031,742 or $1.06 per Unit during 1990, $1,812,715 or $.96 per Unit during
1989, and $843,048 or $.73 per Unit during 1988. In addition, principal distributions of $1,000,000 ($.52 per Unit), $3,000,000 ($1.57 per Unit),
$5,000,000 ($2.62 per Unit) and $500,000 ($.26 per Unit) were disbursed in December 1993, July 1994, May 1995 and July 1996, respectively. The Partnership does not intend to make additional Mortgage Loans.

Item 6.        Management's Discussion and Analysis or Plan of Operation.

     Liquidity  and Capital  Resources.
     ------------------------------------
     Common Goal Health Care Participating Mortgage Fund L.P., a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by real property comprised of a mix of first and junior Mortgage Loans, secured by health care related properties. The Public Offering commenced on February 20, 1987 and continued through February 20, 1989, when the Public Offering terminated. Total gross offering proceeds raised were $19,129,110.

     Partnership assets decreased to $4,236,513 at December 31, 1996 from $4,747,607 at December 31, 1995. The decrease from 1995 to 1996 ($511,094 or approximately 10.77%) resulted primarily from an increase of cash and cash equivalents by $1,643,208, ($500,000 of which was returned to the Limited Partners as a principal pay back), a decrease of accrued interest receivable by $133,081, a decrease of $23,319, in other receivables and repayment of $2,000,000 in Mortgage Loan receivables. As of December 31, 1996, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,567,664. .

     The Partnership has structured its Mortgage Loans to provide for payment of quarterly distributions from investment income. The interest derived from the Mortgage Loans, repayments of Mortgage Loans and interest earned on short-term investments contribute to the Partnership's liquidity. These funds are used to make cash distributions to Limited Partners, to pay normal operating expenses as they arise and, in the case of repayment proceeds, may, subject to certain exceptions, be used to make additional Mortgage Loans. Reference is made to "Item 1. Description of Business" and the "Notes to the Financial Statements" in "Item 7. Financial Statements" for further information regarding such Mortgage Loan investments.

     The Partnership's balance of cash and cash equivalents at December 31, 1996 and 1995 was $2,653,867 and $1,010,659, respectively, which consisted of operating cash and working capital reserves. The increase in cash and cash equivalents from December 31, 1995 resulted from net income of $893,250, Mortgage Loan payoffs of $2,337,952, and a decrease in interest and other receivables of $156,400; which were offset by a payment of $922,965 ($.48 per Unit) in dividend distributions (which included $29,715 ($.02 per Unit) return of capital), and $500,000 ($.26 per Unit) return of principal, and an increase in accrued expenses and payables of $18,621. Dividend distributions noted as a return of capital represent those distributions which are in excess of current year earnings. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,291), but currently maintains a reserve significantly in excess of that amount, $2,653,867 at December 31, 1996. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the repayment of mortgage loans.

     On February 12, 1996, the Partnership received $1,115,232 as a payoff on the Winthrop Loan. $1,000,000 was applied to principal, $3,833 to basic interest, $55,000 to a prepayment penalty, and $47,671 to estimated gross revenue. The remaining $8,728 was used for legal fees incurred by the transaction and to the equity participation owed in accordance with the loan documents. At the time of payoff, the parties were not able to determine if any additional gross revenue and equity participation were owed. Therefore, the parties entered into two separate escrow arrangements whereby funds were withheld pending further determination of whether said funds are owed. In
November  1996,  the  partnership   received   $29,500  including  $7,000  for
reimbursement of legal fees, of additional gross revenue from the escrowed funds, which were agreed to by the parties. On October 25, 1996, the Partnership received $1,222,720 as a payoff on the Westwood Loan. $1,000,000 was applied to principal, $4,792 to basic interest, $40,000 to a prepayment penalty, and $59,729 to gross revenue. In addition, the borrowers paid $110,550 in additional equity interest, $3,650 in appraisal fees, and $4,000 in estimated legal fees.

     The Partnership's success and the resultant rate of return to Unitholders is dependent upon, among other things, the continued ability of the remaining borrowers to pay the current interest, additional interest and principal on the Mortgage Loans.

     As a result of the loan payoffs to date (see "Item 1. Description of Business"), the Partnership's rates of return have been and will continue to be impacted.

  Results of Operations.
  ------------------------
     The Partnership was organized in August 1986. The Partnership funded seven Mortgage Loans between 1987 and 1990, including a loan made by a venture between the Partnership and Common Goal II in August 1990. As of December 31, 1996, the Partnership had one remaining Mortgage Loan. Since commencement of operations in July of 1987, the Partnership invested all available funds (funds not invested in Mortgage Loans) in short-term, temporary investments. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership. Although the Partnership's earnings were expected to increase slowly once its portfolio of Mortgage Loans was substantially completed and borrowers commenced payments of Additional Interest, the default on the Partnership's $1,400,000 Horizon Loan (made in July 1988) which occurred in July of 1990 (as described above), has adversely impacted such expectation.

     During the years ended December 31, 1996, 1995, and 1994, the Partnership had net income of $893,250, $388,420, and $827,967, based on total revenues of $1,072,159, $727,059, and $1,215,181, and total expenses of $178,909, $338,639, and $387,214, respectively. The Partnership's net income per Limited Partner Unit was $.46 per Unit in 1996, $.20 per Unit in 1995, and $.42 per Unit in 1994. The Partnership's distributions, including returns of principal, to Limited Partners were $.74 per unit in 1996, $3.28 per Unit in 1995 and $2.50 per Unit in 1994. The 1996 distribution included a $500,000 principal repayment ($.26 per Unit), the 1995 distribution included a $5,000,000 principal repayment ($2.62 per Unit), and the 1994 distribution included a $3,000,000 principal repayment ($1.57 per Unit). Eliminating the effect of the principal repayments to the Limited Partners, the dividend distributions to Limited Partners were $.48 per Unit in 1996, $.66 per Unit in 1995 and $.93 per Unit in 1994. The 1996 dividend distributions included a return of capital of $.03 per Unit. The 1995 dividend distributions included a return of capital of $.46 per Unit. The 1994 dividend distributions included a return of capital of $.51 per Unit.

     The distributions may not remain at the present level (9.256% financial capital) as a result of loan payoffs. The General Partners are currently reviewing the distribution policy and the matters of the additional reserves now being held. The Partnership receives a lesser rate of return from its short-term investments than it would receive from the loans, (were they not paid down) thereby reducing funds available for distribution.

     Expenses decreased in 1996 by $159,730 primarily because of a decrease in professional fees of $102,365. In addition, there was a decrease of $44,740 in management fees and a decrease in mortgage servicing fees of $13,435 caused by a drop in mortgage balances being serviced.

     Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In 1996, 1995 and 1994, the Managing General Partner was reimbursed by the Partnership for $105,655, $47,785, and $41,067 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to the Limited Partners.

Item 7.   Financial Statements.




                       Independent Auditors' Report


The Partners
Common Goal Health Care
   Participating Mortgage Fund L.P.:

     We have audited the accompanying balance sheets of Common Goal Health Care Participating Mortgage Fund L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Common Goal Health Care Participating Mortgage Fund L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                  /s/ KPMG Peat Marwick
                                                      ---------------------
Denver, Colorado                                      KPMG Peat Marwick LLP
March 31, 1997, except as to
paragraph 2 of Note 4,
which is as of April 4, 1997

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a limited partnership)

Balance Sheets

December 31, 1996 and 1995
--------------------------------------------------------------------------------

                                                           1996           1995
                                                           ----           ----
Assets

Cash and cash equivalents ......................      $2,653,867       1,010,659
Due from affiliates ............................           2,664             566
Accrued interest receivable ....................          12,318         145,399
Other receivables ..............................            --            23,319
Mortgage loans receivable  (note 2) ............       1,567,664       3,567,664
                                                       ---------       ---------

                                                      $4,236,513       4,747,607
                                                      ==========       =========
Liabilities and Partners' Capital

Accounts payable and accrued expenses$ .........          11,150           5,070

Due to affiliates ..............................          12,541            --
                                                          ------        --------
    Total liabilities ..........................          23,691           5,070


Partners' capital (Note 4):
  General partners .............................          61,050          43,185
  Limited partners .............................       4,151,772       4,699,352
                                                       ---------       ---------
    Total partners' capital ....................       4,212,822       4,742,537
                                                       ---------       ---------

                                                      $4,236,513       4,747,607
                                                      ==========       =========



See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a limited partnership)

Statements of Operations

Years ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

                                                       1996         1995         1994
                                                       ----         ----         ----
Revenues:
  Interest income .............................   $  513,079      727,059    1,083,181
  Other income:
    Loan prepayment penalties .................       95,000         --        132,000
    Equity participation received in pay-off of
      mortgage loan receivable ................      110,550         --           --
    Recovery of loan receivable previously
      written off .............................      353,530         --           --
                                                     -------
      Total other income ......................      559,080         --        132,000
                                                     -------     --------      -------
                                                   1,072,159      727,059    1,215,181

Expenses:
  Professional fees ...........................       59,847      162,212      135,698
  Fees to affiliates:
    Management ................................       46,853       91,593      126,593
    Mortgage servicing ........................        6,255       19,690       21,044
  Other .......................................       65,954       65,144      103,879
                                                      ------       ------      -------
                                                     178,909      338,639      387,214
                                                     -------      -------      -------

      Net income ..............................   $  893,250      388,420      827,967
                                                  ==========      =======      =======

      Net income allocated to general partners    $   17,865        7,768       16,559
      Net income allocated to limited partners       875,385      380,652      811,408
                                                     -------      -------      -------
                                                  $  893,250      388,420      827,967
                                                  ==========      =======      =======

     Net income per limited partner unit$ .....         0.46         0.20         0.42
                                        ==              ====         ====         ====

 Weighted average limited partner units
         outstanding ..........................    1,911,411    1,911,411    1,911,411
                                                   =========    =========    =========

See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a limited partnership)

Statements of Partners' Capital

Years ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

                                                                             Total
                                              General       Limited         Partners'
                                              partners     partners          capital
                                              --------     --------          -------
Balance at December 31, 1993 ..........   $   145,688     14,546,499     14,692,187

Net income ............................        16,559        811,408        827,967

Distributions to limited partners
  ($.93 per unit) .....................          --       (1,777,746)    (1,777,746)

Distributions to general partners .....       (15,000)          --          (15,000)

Return of principal to limited partners
  ($1.57 per unit) ....................          --       (3,000,000)    (3,000,000)
                                             --------     ----------     ----------
Balance at December 31, 1994 ..........       147,247     10,580,161     10,727,408

Net income ............................         7,768        380,652        388,420

Distributions to limited partners
  ($.66 per unit) .....................          --       (1,261,461)    (1,261,461)

Distributions to general partners .....      (111,830)          --         (111,830)

Return of principal to limited partners
  ($2.62 per unit) ....................          --       (5,000,000)    (5,000,000)
                                             --------     ----------     ----------
Balance at December 31, 1995 ..........        43,185      4,699,352      4,742,537

Net income ............................        17,865        875,385        893,250

Distributions to limited partners
  ($.48 per unit) .....................          --         (922,965)      (922,965)

Return of principal to limited partners
  ($.26 per unit) .....................          --         (500,000)      (500,000)
  -----                                      --------        -------        -------

Balance at December 31, 1996 ..........   $    61,050      4,151,772      4,212,822
                    === ====              ===========      =========      =========


See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a limited partnership)

Statements of Cash Flows

Years ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------


                                                            1996           1995           1994
                                                            ----           ----           ----
Cash flows from operating activities:
  Net income ......................................   $   893,250        388,420        827,967
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Decrease  (increase) in due from affiliate ..        (2,098)          --            5,668
      Decrease in interest and other receivables ..       156,400         10,830        158,076
      Increase (decrease) in accounts
      payable and accrued expenses ................         6,080        (17,903)       (20,848)
      Increase (decrease) in due to affiliates ....        12,541           --             (430)
                                                           ------        -------        -------
          Net cash provided by operating activities     1,066,173        381,347        970,433
                                                        ---------        -------        -------

Cash flows from investing activities:
  Proceeds from mortgage loan principal
    repayments ....................................     2,000,000           --        3,600,000
                                                        ---------      --------       ---------
          Net cash provided by investing activities     2,000,000           --        3,600,000
                                                        ---------      --------       ---------

Cash flows from financing activities:
  Distributions and returns of principal to partners   (1,422,965)    (6,373,291)    (4,792,746)
                                                       ----------     ----------     ----------
          Net cash used in financing activities ...    (1,422,965)    (6,373,291)    (4,792,746)
                                                       ----------     ----------     ----------

Net increase (decrease) in cash and cash
  equivalents .....................................     1,643,208     (5,991,944)      (222,313)

Cash and cash equivalents, beginning of year ......     1,010,659      7,002,603      7,224,916
                                                        ---------      ---------      ---------
Cash and cash equivalents, end of year ............   $ 2,653,867      1,010,659      7,002,603
                                                      ===========      =========      =========

See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a limited partnership)

Notes to Financial Statements

December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

(1) Organization and Summary of Significant Accounting Policies

  (a)   Organization

          Common Goal Health Care Participating Mortgage Fund L.P. (the Partnership), a Delaware Limited Partnership, was formed on August 20, 1986 to invest in and make mortgage loans to third-parties and affiliates involved in health care. Having sold more than the specified minimum of 116,000 units ($1,160,000), the Partnership commenced operations on July 21, 1987. The Partnership's offering terminated on February 20, 1989, with the Partnership having sold the specified maximum of 1,912,911 units ($19,129,110). There is no active public trading market for the units. At December 31, 1996, there were 1,559 unit holders.

          The General Partners include Common Goal Capital Group, Inc., the Managing General Partner, and Common Goal Limited Partnership I, the Minority General Partner. Under the terms of the Partnership agreement, the General Partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership.

          Under the terms of the Partnership agreement, the Partnership reimbursed the General Partners for certain offering and organizational expenses incurred in connection with the issuance and distribution of the units in an amount fixed at 3.5% of gross offering proceeds. These offering and organizational expenses excluded broker/dealer selling commissions and included accountable due diligence expense reimbursements. Broker/dealer selling commissions of 9.5% of gross proceeds were paid by the Partnership. Common Goal Securities, Inc. (CGSI), an affiliate acting as managing dealer, received selling commissions of 2% of the gross offering proceeds and an additional 7.5% of the purchase price of all units sold directly by CGSI. Additionally, CGSI was reimbursed for all expenses incurred in connection with the offering and also received an amount equal to .5% of the gross offering proceeds for accountable expenses. Offering and organizational expenses were recorded as a reduction of partners' capital.

  (b) Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


                                    F-6                         (Continued)

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------


(1)  Continued

          For entities investing in and making mortgage loans to businesses in the health care industry, certain inherent risks may increase the possibility of actual results differing from management's estimates. These inherent risks include, among other things, the following:

               Substantial dependence on revenues derived from reimbursement by the Federal Medicare and state Medicaid programs;

               Government  regulation,   government  budgetary  constraints  and
          proposed legislative and regulatory changes; and

               Lawsuits alleging malpractice and related claims.

  (c)   Partnership Management Fees and Operating Expenses

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

               Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In 1996, 1995 and 1994, the Managing General Partner was reimbursed by the Partnership for $105,655, $47,785, and $41,067 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to the Limited Partners.

  (d)   Partnership Allocation of Income and Loss and Distributions

     Net Income and Net Loss
     -------------------------

               Net income (except with respect to a Disposition, as defined, which includes any Partnership transaction not in the ordinary course of its business, including, without limitation, collections of principal payments, equity participation payments, prepayments, prepayment penalties, sales, exchanges, foreclosures or other dispositions of Mortgage Loans held by the Partnership, recoveries of damage awards and insurance proceeds (other than the receipt of subscriptions for Units, all forms of interest payments when

                                    F-7                         (Continued)

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------


(1)  Continued

          due on Mortgage Loans or business or rental interruption insurance proceeds)) and net loss of the Partnership is allocated 98% to Limited Partners and 2% to the General Partners. Net income arising from a Disposition is allocated 98% to Limited Partners and 2% to the General Partners to the extent of any negative balances in the capital accounts of the Limited Partners, and then 100% to Limited Partners in an amount necessary to bring the Limited Partners' capital accounts up to an amount equal to their Original Contributions, as defined, which means the amount of $10.00 for each unit less the return of any amount of uninvested funds returned, as defined, plus the 11% per annum preferred cumulative return thereon (less previous distributions to the Limited Partners in repayment of such amounts). Remaining net income is allocated 85% to the Limited Partners and 15% to the General Partners.

          Net income (loss) per limited partner unit are computed based on the weighted average limited partner units outstanding for the year divided into the net income (loss) applicable to the Limited Partners.

     Distributions of Cash From Operations
     ---------------------------------------

          Distributions of Adjusted Cash From Operations, defined as all receipts of interest payments on Mortgage Loans less cash receipts used to pay operating expenses and to repurchase any Units (Cash Flow) less any amount set aside for the restoration or creation of working capital reserves, are distributed 98% to the Limited Partners and 2% to the General Partners, and are apportioned quarterly among Limited Partners of record as of the record date declared within 30 days after the end of each quarter and are paid quarterly. No distributions of Adjusted Cash From Operations with respect to any calendar year are made to the General Partners until the following occurs:

          First, distributions to the Limited Partners equal to the 8% annual cumulative return on their Adjusted Contributions, defined as Original
     Contributions attributable to a Unit, reduced by the total of cash distributed from Disposition Proceeds and from working capital reserves, for such year (plus any amounts accrued from prior years) have been made to the Limited Partners; and

          Second, payment of all previously subordinated management fees, if any, have been made.

          Thereafter, all previously subordinated amounts payable to the General Partners with respect to their 2% interest are paid in full to the extent funds are available, and if not available, are deferred and paid out of Disposition Proceeds, defined as receipts from

                                    F-8                         (Continued)

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------


(1)  Continued

     Dispositions net of related expenses, amounts necessary for the payment of debts and obligations of the Partnership and any amount set aside for working capital reserves. The Partnership has been making distributions to the Limited Partners in excess of the 8% annual cumulative return on Adjusted Contributions.

     Distributions of Disposition Proceeds
     -------------------------------------

          The Managing General Partner has the right to reinvest or distribute all Disposition Proceeds, through the end of the eleventh year after the date of the Prospectus. Non- liquidating distributions of Disposition Proceeds are distributed in the following order of priority, except as otherwise required by law:

               First, 100% to the Limited Partners until the Limited Partners have received an amount which, when added to prior distributions of Disposition Proceeds and cash from reserves attributable thereto, equals the Original Contributions of the Limited Partners;

               Second, 100% to the Limited Partners until each Limited Partner has received an amount which, when added to all prior distributions to Limited Partners from all sources (including prior distributions in satisfaction of the 8% annual cumulative return but excluding distributions pursuant to above), equals the 11% per annum preferred cumulative return on their Adjusted Contributions, (calculated from the first day of the calendar quarter succeeding the quarter in which capital contributions are received);

               Third, 100% to the General Partners until they have been paid 100% of the subordinated portion, if any, of (a) the Partnership Management Fee, if any, and then (b) their 2% interest in Adjusted Cash From Operations; and

               Fourth, the remainder, 85% to the Limited Partners and 15% to the General Partners.

     Dissolution and Returns of Principal
     ------------------------------------

               Since it was the intention of the Managing General Partner to liquidate the Partnership's assets between 1999 and 2004, the Managing General Partner has commenced an orderly liquidation and will not reinvest loan proceeds in new Mortgage Loans. The Partnership's last remaining Mortgage Loan, the Joint Venture Loan, will mature on January 1, 2000.

                                    F-9                         (Continued)

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------


(1)  Continued

     Proceeds from the liquidation will be applied and distributed in the following order:

          First,  to the payment of creditors of the  Partnership  but excluding
     secured   creditors  whose   obligations   will  be  assumed  or  otherwise
     transferred on the liquidation of Partnership assets; and

          Second, after allowance for the expenses of liquidation and the setting up of any reserves for contingencies which the Managing General Partner considers necessary, to the General Partners and Limited Partners in proportion to and to the extent of the positive balances in their capital accounts, after net income or loss arising from a Disposition has been allocated, with any excess being distributed in accordance with the order of priority for non-liquidating distributions.

          Notwithstanding anything to the contrary, the Managing General Partner has the right to defer liquidation if, in the opinion of the Managing General Partner, the sale of Partnership assets in liquidation would result in a material underrealization on the Partnership's assets. The Managing General Partner also has the right to determine the rate at which returns of principal (returns of Original Contributions) are distributed to the limited partners.

          (e) Allowance for Losses An allowance for loan losses is provided, if necessary, at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. There is no allowance for losses necessary at December 31, 1996 and 1995.

          (f) Federal Income Taxes No provision for federal income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

          (g) Cash and Cash Equivalents The Partnership classifies all short-term investments with maturities of three months or less at the date of purchase as cash equivalents. At December 31, 1996 and 1995, cash equivalents primarily consist of money market securities.

          (h)  Reclassifications   Certain  1995  and  1994  amounts  have  been
     reclassified to conform with the 1996 presentation.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------


(2)  Mortgage Loans Receivable

          Information concerning mortgage loans receivable as of December 31 is as follows:

                                          Face and carrying
                                     Basic  amount of mortgages
                                     interest          MaturityPrior
  Description                     rate      date        liens       1996
        1995

Westwood loan ..       11.50%     March 10, 1998    $ 3,200,000            -         1,000,000
Winthrop loan ..       11.50%     March 25, 1998      7,200,000            -         1,000,000
Honey Brook loan       13.70%     January 1, 2000     8,810,000       1,567,664      1,567,664
                                                      ---------       ---------      ---------

                                                       $19,210,000    1,567,664      3,567,664
                                                       ===========   ===========    ===========

          The loans are second mortgage loans secured by health care-related real properties. Interest is payable monthly and the principal balances are due at maturity. The loans generally provide for the payment of additional interest based upon gross revenues of the properties and the payment of participation interests ranging from 6% to 30% of the increase in the fair value of the properties at maturity or redemption, or pursuant to any sale of the facilities, as defined. Participation interests are recorded as revenue when they are determinable, generally at maturity or redemption of the loan or pursuant to any sale of the facilities. All properties are subject to a first mortgage lien.

          In 1990, Common Goal Health Care Pension and Income Fund L.P. II ("Common Goal II"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the Partnership and the Partnership participated in a ten- year second mortgage loan in the original principal amount of $3,430,114 to an unaffiliated third party through a joint venture between the Partnership and Common Goal II (the "Joint Venture Loan"). At December 31, 1996 and 1995, the Partnership's mortgage loans receivable included $1,567,664, representing the Partnership's participation in the remaining $1,618,254 of the loan.

          During 1994, $300,000 of the Westwood loan was paid down. During 1996, the Westwood and Winthrop loans were paid off. Prepayment penalties of $40,000 and $55,000, were received on the Westwood and Winthrop loans, respectively. In addition, the Westwood borrowers paid $110,550 as a result of equity participation interest. Another mortgage loan, the SHALP loan, was paid off during 1994. A prepayment penalty of $132,000 was received on the SHALP loan.



                                   F-11                         (Continued)

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------


(2)  Continued

          A summary of activity in mortgage loans receivable for the years ended
     December 31, 1996, 1995 and 1994 is as follows:

  Balance at December 31, 1993                        $7,167,664
     Repayment of mortgage loans                      (3,600,000)
                                                      ----------
  Balance at December 31, 1994                         3,567,664
     Repayment of mortgage loans                            -
                                                      ----------
  Balance at December 31, 1995                         3,567,664
     Repayment of mortgage loans                      (2,000,000)
                                                      ----------
  Balance at December 31, 1996                        $1,567,664
                      === ====                        ==========

          All property securing the Partnership's mortgage loans at December 31, 1996 is located in Pennsylvania.

          The fair value of the Partnership's mortgage loans receivable differed from the carrying value of the mortgage loans receivable as follows:

                                    Carrying        Fair
                                     Value          Value
                                     -----          -----

  December 31, 1996             $  1,567,664      1,699,963
  December 31, 1995                3,567,664      3,779,201

          The Partnership estimates the fair value of its mortgage loans receivable by discounting future cash flows using an appropriate interest rate.

          The carrying amounts at December 31, 1996 and 1995 for cash and cash equivalents, accrued interest receivable, other receivables, due from and to affiliates, and accounts payable and accrued expenses approximated their fair values due to the short maturity of these instruments.


          In 1996, the Partnership settled certain litigation relating to a previously charged-off mortgage loan in the amount of $480,000. Such amount was recorded in 1996, net of attorney fees of $126,470.

          (3) Federal Income Tax Information (Unaudited)

          Net income for financial reporting purposes did not differ from net income for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994.

          (4) Subsequent Events

               On January 8, 1997, the Partnership declared and paid a distribution of $224,567 ($.12 per Unit) to Limited Partner unitholders of record at December 15, 1996. Additionally, a return of principal to the Limited Partners of $611,360 ($.32 per unit) was also declared and paid by the Partnership on January 8, 1997.

               On April 4, 1997, the Partnership declared and paid a distribution of $206,343 ($.11 per unit) to Limited Partner unitholders of record at March 15, 1997. Additionally, a return of principal to the Limited Partners of $500,000 ($.26 per nit) was also declared and paid by the Partnership on April 4, 1997.

     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

                                    PART-III

     Item 9. Directors Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

     The Partnership does not have directors or officers. The following is a list of the officers and directors of the Managing General Partner as of March 31, 1997:

  Name                        Age       Position
  ----                        ---       --------

  Albert E. Jenkins III       50        Chairman of the Board, Chief Executive
                                        Officer, President, Treasurer and
                                        Director

  Richard R. Wood             74        Director

  William Jasper              81        Director

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

     Richard R. Wood is a director of the Managing General Partner and is president, a director and owner of 80% of the outstanding stock of Renwood Properties, Inc. Mr. Wood is also a co-general partner of Common Goal Limited Partnership I and a director of Common Goal Capital Group Inc. II, the managing general partner of Common Goal II. In addition, Mr. Wood is a member of the board of directors of the St Catherine's affiliated companies which currently own five health care facilities in Ohio. Mr. Wood has, either individually or together with or through Renwood, sponsored 31 prior private limited partnerships which have acquired real estate. These partnerships have raised approximately $30,762,525, with approximately 81% of the properties acquired being government-subsidized low income housing projects for families and the elderly and handicapped. In addition, Mr. Wood is a controlling shareholder of Renwood, Inc. and several of the Renwood companies, which act as co-general partners of certain of the above-referenced syndications. He is currently a member of the National Leased Housing Association, Council for Rural Housing and the Real Estate Investment Association. Mr. Wood received a B.A. from Harvard University in 1943 and attended Massachusetts Institute of Technology from 1947-1948.

     William E. Jasper, Jr. is a director of Common Goal Capital Group, Inc. II and has been a member of the Board of Directors of Madison Square Federal Savings Bank since 1964. Prior to 1980, when Mr. Jasper retired, he had served as president of a multi-line insurance agency and brokerage. Mr. Jasper is a Deputy Regional Director for a fraternal organization that is dedicated to the Maryland Special Olympics which provides health-care training and specialized sports for the mentally handicapped. Mr. Jasper attended Baltimore City College and has taken numerous extended courses at Loyola College and Johns Hopkins University in real estate, appraisals, inspections, financial planning, mortgages and management.

Item 10.  Executive Compensation.

     The Partnership has no executive officers or directors. The Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities. However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 9 through 13 of the Partnership's Prospectus, which description is incorporated herein by reference. Set forth below are the fees, compensation and other reimbursements paid or accrued to Common Goal and its Affiliates for the year ended December 31, 1996.

                         Capacities in
                         Which Compensation
  Name of Affiliate      was Received             Remuneration
  -----------------      ------------             ------------

  Common Goal            Management fee           $46,853

  Common Goal Mortgage   Mortgage loan            $ 6,255
  Company                servicing fees

No form of non-cash remuneration was paid by the Partnership.

     For further information on compensation paid to Common Goal and its Affiliates, see "Management Compensation" on pages 9-13 of the Prospectus.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The Partnership, as an entity, does not have any directors or officers. The following is information concerning Unit ownership as of December 31, 1996.

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

Item 12.  Certain Relationships and Related Transactions.

     The Partnership has entered into the joint Venture Loan with Common Goal II, an affiliated, publicly-offered limited partnership. On August 1, 1990, the joint venture made a $3,430,114 loan to an unaffiliated third party, which loan had a remaining principal balance of $1,618,254 at December 31, 1996. For further information concerning this Mortgage Loan, see "Item 1. Description of Business - "Existing Mortgage Loan" - " Joint Venture Loan."

     The Partnership engages the services of Common Goal Mortgage Company, an affiliate of the General Partners, in connection with servicing Mortgage Loans for which Common Goal Mortgage Company is paid a fee. See Item 11, Executive Compensation, for the information concerning such fees.

Item 13.  Exhibits and Reports on Form 8-K.

  (a)          (1)  Financial Statements

     The response to this portion of Item 13 is submitted as a separate section of this report, commencing on page F-1.

               (2)  Financial Statement Schedules

               Not applicable.

               (3)  Exhibits

               See response to Item (c), below.

  (b)          Reports on Form 8-K

                    The  Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1996.

  (c)               Exhibits

                    The following  exhibits are included  herein or incorporated by reference:

               Number
               ------

                    3.1  Second  Amended  and  Restated   Agreement  of  Limited
               Partnership of Registrant dated as of February 1, 1987 (incorporated by reference from the Registrants Registration Statement (File No. 33- 8531) on Form S-11 filed under the Securities Act of 1933, as amended)

                    3.2 Pages 9-13 of the  Registrant's  final  prospectus dated
               February 20, 1987, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

  (d)               Financial Statement Schedules

               Not applicable.

                                SIGNATURES
                                ----------

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

                                   COMMON GOAL HEALTH CARE
                                   PARTICIPATING MORTGAGE FUND L.P.

                                   By:  Common Goal Capital Group, Inc.,
                                        General Partner


                                   By:  /s/ Albert E. Jenkins
                                        --------------------------
                                        Albert E. Jenkins III
                                        Chairman and Chief Executive Officer
Date:     April 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                           Position                       Date
    ----                           --------                       ----

/s/ Albert E. Jenkins         Chairman (Principal                April 14, 1997
------------------------
Albert E. Jenkins III         Executive Officer),
                              President, Principal
                              Financial and
                              Accounting Officer
                              and Director of
                              Managing General
                              Partner


/s/ Richard R. Wood           Director of Managing               April 14, 1997
-----------------------
Richard R. Wood               General Partner


/s/ William E. Jasper, Jr.    Director of Managing               April 14, 1997
---------------------------
William E. Jasper, Jr.        General Partner


(A Majority of the Board of Directors of the Managing General Partner)

                                SIGNATURES
                                ----------

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

                                   COMMON GOAL HEALTH CARE
                                   PARTICIPATING MORTGAGE FUND L.P.

                                   By:  Common Goal Capital Group, Inc.,
                                        General Partner

                                   By:  ______________________________________
                                        Albert E. Jenkins III
                                        Chairman and Chief Executive Officer
Date:     April 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Position

_______________________       Chairman (Principal                April 14, 1997
Albert E. Jenkins III         Executive Officer),
                              President, Principal
                              Financial and
                              Accounting Officer
                              and Director of
                              Managing General
                              Partner

______________________        Director of Managing               April 14, 1997
Richard R. Wood               General Partner


______________________        Director of Managing               April 14, 1997
William E. Jasper, Jr.        General Partner


(A Majority of the Board of Directors of the Managing General Partner)