Form 10QSB
period 1997-03-31
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1997-05-14
CIK 800444

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549




                                FORM 10-QSB



(Mark One)
     (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly period ended March 31, 1997


     ( )  Transition Report Under Section 13 or 15(d) of the Exchange Act
          For the Transition period from ________________ to _________________

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


                                 215 Main Street
                            Penn Yan, New York, 14527
                            -------------------------
                    (Address of principal executive offices)


                                 (315) 536-5985
                                 --------------
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO__

                      PART 1 - Financial Information

Item 1.  Financial Statements

         COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                          (A Limited Partnership)
                              Balance Sheets
                                                          March 31,       March 31,
                                                             1997           1996
                                                         (Unaudited)     (Unaudited)
                                                         -----------     -----------
                                  Assets
                                  ------
Current Assets

     Cash and cash equivalents .......................   $1,867,604   $1,984,646
     Due from affiliates .............................        2,664         --
     Accrued interest receivable .....................       16,182       98,939
                                                             ------       ------
          Total current assets .......................    1,886,450    2,083,585

Mortgage loans receivable ............................    1,567,664    2,567,664
                                                          ---------    ---------

          Total assets ...............................   $3,454,114   $4,651,249
                                                         ==========   ==========

                     Liabilities and Partners' Capital
                     ---------------------------------

Current Liabilities

     Accounts payable and accrued expenses ...........   $   24,053   $   13,736
     Due to affiliates ...............................       18,236         --
                                                             ------
          Total current liabilities ..................       42,289       13,736

Partners' capital:
     General partners ................................       61,749       45,763
     Limited partners ................................    3,350,076    4,591,750
                                                          ---------    ---------
          Total partners' capital ....................    3,411,825    4,637,513
                                                          ---------    ---------

                                                         $3,454,114   $4,651,249
                                                         ==========   ==========

See accompanying notes

         COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                          (A Limited Partnership)

                          Statements of Earnings
                                (Unaudited)

                                                           THREE MONTHS ENDED
                                                      March 31,          March 31,
                                                         1997              1996
                                                         ----              ----
Income

     Interest ............................         $   80,559         $  141,405
     Misc. income ........................               --               55,000
                                                       ------             ------
                                                       80,559            196,405

Expenses

     Professional fees ...................             12,170             20,262
     Fees to affiliates:
      Management .........................              9,015             18,992
      Mortgage servicing .................                980              2,230
     Other ...............................             23,464             26,018
                                                       ------             ------
                                                       45,629             67,502
                                                       ------             ------

          NET EARNINGS ...................         $   34,930         $  128,903
                                                   ==========         ==========

Net earnings per limited
 partner unit ............................         $      .02         $      .07
                                                   ==========         ==========

Weighted average limited .................          1,911,411          1,911,411
                                                    =========          =========
 partner units outstanding

See accompanying notes.

                      COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                                      (A Limited Partnership)

                                  Statements of Partners' Capital
                                            (Unaudited)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,

                                                 1997                                     1996
                                  -------------------------------------   ------------------------------------
                                                               TOTAL                                  TOTAL
                                   GENERAL     LIMITED       PARTNERS'     GENERAL       LIMITED     PARTNERS'
                                  PARTNERS     PARTNERS       CAPITAL     PARTNERS       PARTNERS     CAPITAL
                                  -------------------------------------   ------------------------------------




Balance at beginning of period   $  61,050   $ 4,151,772   $ 4,212,822    $ 43,185    $ 4,699,352   $ 4,742,537

Net earnings .................         699        34,231        34,930       2,578        126,325       128,903

Cash distributions to partners    (     - )     (835,927)     (835,927)   (     - )      (233,927)     (233,927)
                                  -             --------      --------    -              --------      --------

Balance at end of period .....   $  61,749   $ 3,350,076   $ 3,411,825    $ 45,763    $ 4,591,750   $ 4,637,513
                                 =========   ===========   ===========    ========    ===========   ===========


See accompanying notes.

         COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                          (A Limited Partnership)

                         Statements of Cash Flows
                                (Unaudited)

                                                                    THREE MONTHS ENDED

                                                              MARCH 31,      MARCH 31,
                                                                1997           1996
                                                                ----           ----
Cash flows from operating activities:
     Net earnings .....................................   $    34,930    $   128,903

     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Decrease (increase) in due from affiliates ..          --             --
          Decrease (increase) in other assets .........          --           23,885
          Decrease (incresase) in interest receivable .        (3,864)        46,460
          Increase (decrease) in accounts payable and .         7,086          8,666
            accrued expenses
          Increase (decrease) in due to affiliates ....        11,512           --
                                                               ------        -------
              Net cash provided by operating activities        49,664        207,914
                                                               ------        -------

Cash from investing activities:
     Proceeds from mortgage loan principal repayments .          --        1,000,000
                                                             --------      ---------
             Net cash provided by investing activities           --        1,000,000
                                                             --------      ---------

Cash used in financing activities:
     Distribution to general partner ..................          --             --
     Distribution to limited partners .................      (835,927)      (233,927)
                                                             --------       --------
          Net cash used in financing activities .......      (835,927)      (233,927)
                                                             --------       --------

Net increase (decrease) in cash and cash equivalents: .      (786,263)       973,987

Cash and cash equivalents, beginning of period ........     2,653,867      1,010,659
                                                            ---------      ---------

Cash and cash equivalents, end of period ..............   $ 1,867,604    $ 1,984,646
                                                          ===========    ===========

See accompanying notes.

                          COMMON GOAL HEALTH CARE
                     PARTICIPATING MORTGAGE FUND L.P.
                          (A Limited Partnership)

                      Notes to Financial Statements
                               (Unaudited)

                             March 31, 1997

(1)  Organization and Summary of Significant Accounting, Policies
     ------------------------------------------------------------

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

     An allowance for loan losses is provided at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of March 31, 1997.

     No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

     Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

     The accompanying unaudited financial statements as of and for the three months ended March 31, 1997 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring.

(2)  Mortgage Loan Receivable
     ------------------------

     Information concerning mortgage loan receivable as of March 31, 1997 is as follows:

                                                             Face and
                                  Basic                      Carrying
                                Interest      Maturity       Amount of
         Description               Rate         Date          Mortgage
         -----------               ----         ----          --------
         Honeybrook loan          13.7%    January 1, 2000   1,567,664
                                                             ---------
                                                            $1,567,664
                                                            ==========


     The loan is a second mortgage loan secured by healthcare related real properties. Interest is payable monthly with the principal balance generally due at maturity. The carrying value of the mortgage loan for tax purposes is the same as that for financial reporting purposes. All properties are subject to a first mortgage lien in each case held by unaffiliated third parties. As of March 31, 1997, the loan was current as to regular interest.

(3) Distribution
    -------------

     On January 8, 1997, the Partnership declared and paid a distribution of $224,567 ($.12 per unit) to Limited Partner unitholders of record at December 15, 1996. Additionally, a return of principal to the Limited Partners of $611,360 ($.32 per unit) was also declared and paid by the Partnership on January 8, 1997.

(4) Subsequent Event
    ----------------

     On April 4, 1997, the Partnership declared and paid a distribution of $206,343 ($.11 per unit) to Limited Partner unitholders of record at March 15, 1997. Additionally, a return of principal to the Limited Partners of $500,000 ($.26 per unit) was also declared and paid by the Partnership on April 4, 1997.

Item 2. Management's Discussion and Analysis or Plan of 0perations
        ----------------------------------------------------------

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

     Partnership assets decreased from $4,236,512 at December 31, 1996 to $3,454,114 at March 31, 1997. The decrease ($782,398 or approximately 18.0%) resulted primarily from cash distributions on January 8, to the Limited Partners that was offset by net earnings for the period. As of March 31, 1997, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,567,664.

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

     The Partnership's balance of cash and cash equivalents at March 31, 1997 and December 31, 1996 was $1,867,604 and $2,653,867, respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1996 resulted from net earnings of $34,930, an increase in interest and other receivables of $3,864, all of which were offset by a payments of $835,927 ($.43 per unit) in dividend distributions (which included $611,360 [$.32 per unit] return of capital), and a $18,598 increase in accounts payable, accrued expenses and due to affiliates.. The net result was a decrease of cash and cash equivalents of $786,263. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the payment of mortgage loans.

     The Managing General Partner continues to monitor the level of working capital reserves and may adjust the reserves as necessary to meet the Partnership's reserve requirements.

     The Partnership's success and the resultant rate of return to Unitholders is dependent upon, among other things, the continued ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loans. Since the Horizon Loan was charged off, the Riverview, SHALP, New Medico, Winthrop and Westwood Loans have been paid off, and the Joint Venture Loan paid down, the Partnership's rates of return have been and will be adversely impacted. The additional funds representing repayment of the above mentioned loans are being invested per Partnership guidelines.

    Results of Operations
    ---------------------

     The Partnership was organized in August, 1986. The Partnership funded seven Mortgage Loans between 1987 and 1990, including a loan made by a venture between the Partnership and Common Goal II in August, 1990. As of March 31, 1997, the Partnership had one Mortgage Loan. Since commencement of operations in July of 1987, the Partnership invested all available funds (funds not invested in Mortgage Loans) in short term, temporary investments. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership.

     During the quarters ended March 31, 1997 and 1996, the Partnership had net earnings of $34,930 and $128,903 based on total revenues of $80,559 and $196,405 and total expenses of $45,629 and $67,502, respectively. The decrease in net earnings is due to decreases in interest income, but is offset partially by a decrease of $8,092 in professional fees, $9,977 in management fees and $1,250 in mortgage servicing fees, and a $2,554 decrease in other expenses. The one remaining Mortgage Loan was current as to regular interest as of March 31, 1997.

     Although the Partnership makes quarterly dividend distributions, the distributions may not remain at the present level (9.256% financial capital) as a result of the Horizon Loan charge-off, the payoffs and the pay downs mentioned above. The general partners are currently reviewing the distribution policy. The Partnership receives a lesser rate of return from its short-term investments than it would receive form the Mortgage Loans, (were they not paid down) thereby reducing interest income available for distribution.

                        PART II - Other Information


     Items 1 through 6 are omitted because of the absence of conditions under which they are required.

                                SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        Common Goal Health Care Participating Mortgage Fund L,P.
        --------------------------------------------------------
                              (Registrant)




                         By:  Common Goal Capital Group, Inc.,
                              Managing General Partner


DATED: May 15, 1997        /s/Albert E. Jenkins, III
                              ---------------------------------
                              Albert E. Jenkins, III
                              President, Chief Executive Officer
                              and Acting Chief Financial Officer