Form 10QSB
period 1997-06-30
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1997-08-14
CIK 800444

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



(Mark One)
     (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly period ended June 30, 1997


     ( )  Transition Report Under Section 13 or 15(d) of the Exchange Act
          For the Transition period from ______________ to __________________

                         Commission File Number: 0-17600
                            _________________________


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


                                 (315) 536-5985
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    YES _X_   NO ___

                         PART 1 - Financial Information
Item 1.  Financial Statements

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                                 Balance Sheets
                                                          June 30,        June 30,
                                                            1997           1996
                                                        (Unaudited)     (Unaudited)
                                                        -----------     -----------
                                     Assets
                                     ------
Current Assets
     Cash and cash equivalents .......................   $1,195,146   $1,877,648
     Other receivables ...............................         --          6,650
     Due from affiliates .............................         --           --
     Accrued interest receivable .....................       16,183       58,273
                                                             ------       ------
          Total current assets .......................    1,211,329    1,942,571

Mortgage loan receivable .............................    1,567,664    2,567,664
                                                          ---------    ---------

                   Total Assets ......................   $2,778,993   $4,510,235
                                                         ==========   ==========

                     Liabilities and Partners' Capital
                     ---------------------------------
Current Liabilities

     Accounts payable and accrued expenses ...........   $   23,501   $   18,409
     Due to affiliates ...............................       34,282           15
                                                             ------           --
          Total current liabilities ..................       57,783       18,424

Partners' capital:
     General partners ................................       62,063       47,397
     Limited partners ................................    2,659,147    4,444,414
                                                          ---------    ---------
            Total partners' capital ..................    2,721,210    4,491,811
                                                          ---------    ---------

            Total Liabilities and Partners' Capital ..   $2,778,993   $4,510,235
                                                         ==========   ==========

See accompanying notes

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                             Statements of Earnings
                                   (Unaudited)

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                   June 30,    June 30,     June 30,      June 30,
                                    1997         1996         1997          1996
                                    ----         ----         ----          ----
Income
     Interest ..............   $   59,245   $  120,394   $  139,804   $   55,000
     Misc. income ..........         --           --           --        261,799
                                   ------      -------      -------      -------                                      -------
          Total Income .....       59,245      120,394      139,804      316,799

Expenses

     Professional fees .....       27,737       11,802       39,907       32,064

     Fees to affiliates:
      Management ...........        7,647        6,331       16,662       25,323
      Mortgage servicing ...          980        2,229        1,960        4,459
     Other .................        7,152       18,351       30,616       44,369
                                    -----       ------       ------       ------
          Total Expenses ...       43,516       38,713       89,145      106,215
                                   ------       ------       ------      -------

          NET INCOME .......   $   15,729   $   81,681   $   50,659   $  210,584
                               ==========   ==========   ==========   ==========

Net earnings per limited
 partner unit ..............   $      .01   $      .04   $      .03   $      .11
                               ==========   ==========   ==========   ==========

Weighted average limited ...    1,911,411    1,911,411    1,911,411    1,911,411
                                =========    =========    =========    =========
 partner units outstanding

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,

                                                   1997                                      1996
                                     -----------------------------------    ------------------------------------------

                                                                TOTAL                                        TOTAL
                                     GENERAL      LIMITED     PARTNERS'       GENERAL        LIMITED        PARTNERS'
                                     PARTNERS    PARTNERS      CAPITAL        PARTNERS      PARTNERS        CAPITAL
                                     -----------------------------------    ------------------------------------------
Balance at beginning of period   $    61,050   $ 4,151,772   $ 4,212,822    $    43,185    $ 4,699,352   $ 4,742,537

Net income ...................         1,013        49,645        50,658          4,212        206,372       210,584

Cash distributions to partners        (    -)   (1,542,270)   (1,542,270)       (     -)      (461,310)     (461,310)
                                   ---------    ----------    ----------      ---------       --------      --------

Balance at end of period .....   $    62,063   $ 2,659,147   $ 2,721,210    $    47,397    $ 4,444,414   $ 4,491,811
                                 ===========   ===========   ===========    ===========    ===========   ===========


See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                   -------------------

                                                               JUNE 30,       JUNE 30,
                                                                 1997           1996
                                                                 ----           ----
Cash flows from operating activities:
     Net income .......................................   $    50,659    $   210,584

     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Decrease (increase) in other receivables ....          --           17,235
          Decrease (increase) in due from affiliates ..         2,664           --
          Decrease (increase) in interest receivable ..        (3,865)        87,126
          Increase (decrease) in accounts payable and .        12,351         13,339
            accrued expenses
          Increase (decrease) in due to affiliates ....        21,740             15
                                                               ------             --
              Net cash provided by operating activities        83,549        328,299
                                                               ------        -------
Cash from investing activities:
     Proceeds from mortgage loan principal repayments .          --        1,000,000
                                                               ------      ---------
             Net cash provided by investing activities           --        1,000,000
                                                               ------      ---------
Cash used in financing activities:
     Distribution to general partner ..................          --             --
     Distribution to limited partners .................    (1,542,270)      (461,310)
                                                           ----------       --------
          Net cash used in financing activities .......    (1,542,270)      (461,310)
                                                           ----------       --------

Net increase (decrease) in cash and cash equivalents: .    (1,458,721)       866,989

Cash and cash equivalents, beginning of period ........     2,653,867      1,010,659
                                                            ---------      ---------

Cash and cash equivalents, end of period ..............   $ 1,195,146    $ 1,877,648
                                                          ===========    ===========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

                              June 30, 1997

(1)  Organization and Summary of Significant Accounting, Policies
     -------------------------------------------------------------

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

     An allowance for loan losses is provided at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of June 30, 1997.

     No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

     Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

     The accompanying unaudited financial statements as of and for the three and six months ended June 30, 1997 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring.

(2)  Mortgage Loan Receivable
     ------------------------

     Information concerning mortgage loan receivable as of June 30, 1997 is as follows:

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
                                                            ---------
                                                           $1,567,664
                                                           ==========


     The loan is a second mortgage loan secured by healthcare related real properties. Interest is payable monthly with the principal balance generally due at maturity. The carrying value of the mortgage loan for tax purposes is the same as that for financial reporting purposes. All properties are subject to a first mortgage lien in each case held by unaffiliated third parties. As of June 30, 1997, the loan was current as to regular interest.

(3) Distributions

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

(4)  Subsequent Event
     ----------------

     On July 4, 1997, the Partnership declared and paid a distribution of $199,265 ($.10 per unit) to Limited Partner unitholders of record at June 15, 1997.

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

     Partnership assets decreased from $4,236,512 at December 31, 1996 to $2,778,993 at June 30, 1997. The decrease of $1,457,519 resulted primarily from cash distributions on January 8 and April 4, to the Limited Partners that was offset by net earnings for the period. As of June 30, 1997, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,567,664.

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

     The Partnership's balance of cash and cash equivalents at June 30, 1997 and December 31, 1996 was $1,195,146 and $2,653,867, respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1996 resulted from net earnings of $50,659, an increase in due from affiliates and interest receivables of $6,529, all of which were offset by payments of $1,542,270 in dividend distributions (which included $1,111,360 return of capital), and a $34,091 increase in accounts payable, accrued expenses and due to affiliates. The net result was a decrease of cash and cash equivalents of $1,458,721. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the payment of mortgage loans.

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

    Results of Operations
    ---------------------

     The Partnership was organized in August, 1986. The Partnership funded seven Mortgage Loans between 1987 and 1990, including a loan made by a venture between the Partnership and Common Goal II in August, 1990. As of June 30, 1997, the Partnership had one Mortgage Loan. Since commencement of operations in July of 1987, the Partnership invested all available funds (funds not invested in Mortgage Loans) in short term, temporary investments. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership.

     During the six months ended June 30, 1997 and 1996, the Partnership had net earnings of $50,659 and $210,584 based on total revenues of $139,804 and $316,799 and total expenses of $89,145 and $106,215, respectively. The decrease in net earnings is due to decreases in interest income and miscellaneous income, but is offset partially by an increase of $7,843 in professional fees, a decrease of $8,661 in managemen fees and a decrease of $2,499 in mortgage servicing fees, and a $13,753 decrease in other expenses. The one remaining Mortgage Loan was current as to regular interest as of June 30, 1997. For the three months ended June 30, 1997 and 1996, the Partnership had net earnings of $15,729 and $81,681 based on total revenues of $59,245 and $120,394 and total expenses of $43,516 and $38,713 respectively. For the three months ended June 30, 1997 and 1996, the net earnings per limited partner unit was $.01 and $.04 respectively.

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


            Common Goal Health Care Participating Mortgage Fund L,P.
            --------------------------------------------------------
                                  (Registrant)




                         By:  Common Goal Capital Group, Inc.,
                              Managing General Partner


DATED: August 14, 1997        /s/Albert E. Jenkins, III
                              --------------------------
                              Albert E. Jenkins, III
                              President, Chief Executive Officer
                              and Acting Chief Financial Officer