Form 10QSB
period 1997-09-30
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1997-11-12
CIK 800444

--------------------------------------------------------------------------------




                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ____________________


                                   FORM 10-QSB



(Mark One)
         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly period ended September 30, 1997


         ( ) Transition Report Under Section 13 or 15(d)of the Exchange Act For the Transition period from ____________ to _____________

                           --------------------------

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
                             (A Limited Partnership)

                                 Balance Sheets
                                                                     Sep. 30,    Sep. 30,
                                                                       1997        1996
                                                                   (Unaudited) (Unaudited)
                                                                   ----------- -----------
                                     Assets
                                     ------
Current Assets
         Cash and cash equivalents .............................   $1,003,237   $1,185,528
         Due from affiliates ...................................         --           --
         Accrued interest receivable ...........................       16,183       77,659
         Other assets ..........................................         --         10,879
                                                                   ----------   ----------
                  Total current assets .........................    1,019,420    1,274,066

Mortgage loan receivable .......................................    1,567,664    2,567,664
                                                                   ----------   ----------

                           Total Assets ........................   $2,587,084   $3,841,730
                                                                   ==========   ==========

                        Liabilities and Partners' Capital
                        ---------------------------------

Current Liabilities

         Accounts payable and accrued expenses .................   $    4,000   $    8,455
         Due to affiliates .....................................       23,626         --
                                                                   ----------   ----------
                  Total current liabilities ....................       27,626        8,455

Partners' capital:
         General partners ......................................       62,813       48,968
         Limited partners ......................................    2,496,645    3,784,307
                                                                   ----------   ----------
                    Total partners' capital ....................    2,559,458    3,833,275
                                                                   ----------   ----------

                    Total Liabilities and Partners' Capital ....   $2,587,084   $3,841,730
                                                                   ==========   ==========

See accompanying notes

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                             Statements of Earnings
                                   (Unaudited)

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                       Sep. 30,      Sep. 30,       Sep. 30,     Sep. 30,
                                         1997          1996           1997         1996
                                         ----          ----           ----         ----
Income
------
         Interest ..............   $    59,267   $   115,767    $   199,070   $   377,567
         Misc. income ..........          --            --             --          55,000
                                   -----------   -----------    -----------   -----------
                  Total Income .        59,267       115,767        199,070       432,567

Expenses
--------
         Professional fees .....        11,747          (708)        51,655        31,356
         Fees to affiliates:
          Management ...........         7,359        10,572         24,022        35,895
          Mortgage servicing ...           980         2,230          2,939         6,689
         Other .................         1,667        25,122         32,283        69,491
                                   -----------   -----------    -----------   -----------
                  Total Expenses        21,753        37,216        110,899       143,431
                                   -----------   -----------    -----------   -----------

                                   $    37,514   $    78,551    $    88,171   $   289,136
                                   ===========   ===========    ===========   ===========

Net earnings per limited
 partner unit ..................   $       .02   $       .04    $       .05   $       .15
                                   ===========   ===========    ===========   ===========

Weighted average limited
  partner units outstanding ....     1,911,411     1,911,411      1,911,411     1,911,411
                                   ===========   ===========    ===========   ===========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,

                                                        1997                                           1996
                                    --------------------------------------------      -----------------------------------------

                                                                       TOTAL                                          TOTAL
                                        GENERAL       LIMITED          PARTNERS'        GENERAL        LIMITED        PARTNERS'
                                        PARTNER       PARTNERS         CAPITAL          PARTNERS       PARTNERS       CAPITAL




Balance at beginning of period         $61,050       $4,151,772       $4,212,822        $43,185       $4,699,352     $4,742,537

Net income                               1,763           86,408           88,171          5,783          283,353        289,136

Cash distributions to partners         (     -)      (1,741,535)      (1,741,535)      (     - )      (1,198,398)    (1,198,398)
                                    -----------     ------------     ------------    -----------     ------------   ------------

Balance at end of period               $62,813       $2,496,645       $2,559,458        $48,968       $3,784,307     $3,833,275
                                       ========      ===========      ===========       ========      ===========    ==========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                         -----------------
                                                                                       SEP. 30,       SEP. 30,
                                                                                         1997           1996
                                                                                         ----           ----
Cash flows from operating activities:
         Net income ............................................................   $    88,171    $   289,136

         Adjustments to reconcile net earnings to net cash provided by operating activities:
                  Decrease (increase) in due from affiliates ...................         2,664           --
                  Decrease (increase) in interest receivable ...................        (3,865)        67,741
                  Decrease (increase) in other assets ..........................          --           13,006
                  Increase (decrease) in accounts payable and ..................        (7,150)         2,079
                    accrued expenses
                  Increase (decrease) in due to affiliates .....................        11,085          1,305
                                                                                   -----------    -----------
                      Net cash provided by operating activities ................        90,905        373,267
                                                                                   -----------    -----------

Cash from investing activities:
         Proceeds from mortgage loan principal repayments ......................          --        1,000,000
                                                                                   -----------    -----------
                     Net cash provided by investing activities .................          --        1,000,000
                                                                                   -----------    -----------

Cash used in financing activities:
         Distribution to general partner .......................................          --             --
         Distribution to limited partners ......................................    (1,741,535)    (1,198,398)
                                                                                   -----------    -----------
                  Net cash used in financing activities ........................    (1,741,535)    (1,198,398)
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents: ..........................    (1,650,630)       174,869

Cash and cash equivalents, beginning of period .................................     2,653,867      1,010,659
                                                                                   -----------    -----------

Cash and cash equivalents, end of period .......................................   $ 1,003,237    $ 1,185,528
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

                               September 30, 1997

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

         An allowance for loan losses is provided at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of September 30, 1997.

         No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

         Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

         The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 1997 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring.

(2)      Mortgage Loan Receivable
         ------------------------

         Information concerning mortgage loan receivable as of September 30, 1997 is as follows:

                                                                             Face and
                                     Basic                                   Carrying
                                   Interest            Maturity              Amount of
         Description                 Rate                Date                Mortgage
         -----------                 ----                ----                --------
         Honeybrook loan              13.7%          January 1, 2000          1,567,664
                                                                             ----------
                                                                             $1,567,664

         The loan is a second mortgage loan secured by healthcare related real properties. Interest is payable monthly with the principal balance generally due at maturity. The carrying value of the mortgage loan for tax purposes is the same as that for financial reporting purposes. All properties are subject to a first mortgage lien in each case held by unaffiliated third parties. As of September 30, 1997, the loan was current as to regular interest.

(3)      Distributions
         -------------

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

(4)      Subsequent Event
         ----------------

         On October 5, 1997, the Partnership declared and paid a distribution of $199,271 ($.10 per unit to Limited Partner Unit holders of record at September 15, 1997.


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

         Partnership assets decreased from $4,236,512 at December 31, 1996 to $2,587,084 at September 30, 1997. The decrease of $1,649,428 resulted primarily from cash distributions on January 8, April 4, and July 4 to the Limited Partners that was offset by net earnings for the period. As of September 30, 1997, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,567,664.

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

         The Partnership's balance of cash and cash equivalents at September 30, 1997 and December 31, 1996 was $1,003,237 and $2,653,867, respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1996 resulted from net earnings of $88,171, an increase in due from affiliates and interest receivables of $1,201, all of which were offset by payments of $1,741,535 in dividend distributions (which included $1,111,360 return of capital), and a $3,935 increase in accounts payable, accrued expenses and due to affiliates. The net result was a decrease of cash and cash equivalents of $1,650,630. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the payment of mortgage loans.

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

         During the nine months ended September 30, 1997 and 1996, the Partnership had net earnings of $88,171 and $289,136 based on total revenues of $199,070 and $432,567 and total expenses of $110,899 and $143,431, respectively. The decrease in net earnings is due to decreases in interest income and miscellaneous income, but is offset partially by an increase of $20,299 in professional fees, a decrease of $11,873 in management fees and a decrease of $3,750 in mortgage servicing fees, and a $37,208 decrease in other expenses. The one remaining Mortgage Loan was current as to regular interest as of September 30, 1997. For the three months ended September 30, 1997 and 1996, the Partnership had net earnings of $37,514 and $78,551 based on total revenues of $59,267 and $115,767 and total expenses of $21,753 and $37,216 respectively. For the three months ended September 30, 1997 and 1996, the net earnings per limited partner unit was $.02 and $.04 respectively.

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

                                   SIGNATURES
                                   ----------

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


            Common Goal Health Care Participating Mortgage Fund L,P.
            --------------------------------------------------------
                                  (Registrant)




                                     By:      Common Goal Capital Group, Inc.,
                                              Managing General Partner


DATED: November 14, 1997                      /s/Albert E. Jenkins, III
                                              -------------------------
                                              Albert E. Jenkins, III
                                              President, Chief Executive Officer
                                              and Acting Chief Financial Officer