Form 10KSB
period 1997-12-31
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1998-03-31
CIK 800444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                       OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition period from _____ to ____
                           ---------------------------

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

                                215 Main Street
                            Penn Yan, New York 14527
                            ------------------------
               (Address of principal executive offices) (Zip Code)

                                 (315) 536-5985
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities   registered  under  Section  12(g)  of  the  Exchange  Act:  Limited
Partnership Interests

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES [X]      NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [X]

Issuer's revenues for the fiscal year ended December 31, 1997 were $280,134.

The aggregate sales price of the units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 31, 1998 was $1,991,609 (1,559 investors). As of March 31, 1998, there was no market for these Units and no market is expected to develop. The aggregate sales price is accordingly not necessarily indicative of the price at which these Units would trade.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated February 20, 1987, and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS
                                                                                         Page
PART I
     Item 1.      Description of Business...................................................1
                  -----------------------
     Item 2.      Description of Property..................................................13
                  -----------------------
     Item 3.      Legal Proceedings........................................................13
                  -----------------
     Item 4.      Submission of Matters to a Vote of Security Holders......................13
                  ---------------------------------------------------

PART II
     Item 5.      Market for Units of Limited Partnership Interest and Related
                  Security Holder Matters..................................................14
     Item 6.      Management's Discussion and Analysis or Plan of Operation................14
     Item 7.      Financial Statements.....................................................18
     Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................18

PART III
     Item 9.      Directors, Executive Officers, Promoters and Control Persons,
                  Compliance With Section 16(a) of the Exchange Act........................19
                  -------------------------------------------------
     Item 10.     Executive Compensation...................................................20
                  ----------------------
     Item 11.     Security Ownership of Certain Beneficial Owners and Management...........21
                  --------------------------------------------------------------
     Item 12.     Certain Relationships and Related Transactions...........................21
                  ----------------------------------------------
     Item 13.     Exhibits and Reports on Form 8-K.........................................21
                  --------------------------------


     FINANCIAL STATEMENTS.................................................................F-1

     SIGNATURES


                                       (i)

                                     PART-I
                                     ------
Item 1         Description of Business.

General.
--------

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

     The Partnership's primary business has been to invest in or make mortgage loans (the "Mortgage Loans"), comprised of a mix of first and junior Mortgage Loans, secured by health care-related real properties owned by unaffiliated entities. The Partnership does not intend to own or acquire real property, except in the event of foreclosure when the Managing General Partner deems such acquisition to be in the best interest of the Partnership. The Partnership has one Mortgage Loan which remained outstanding as of March 31, 1998. See "Existing Mortgage Loan" below.

     The Partnership's objectives in making investments of the type described above were: (i) to preserve and protect the Partnership's capital; (ii) to provide quarterly distributions from investment income; and (iii) to provide for potential long-term appreciation of its Mortgage Loan investments, principally through participation payable at maturity of the Mortgage Loan or upon the sale or refinancing of the underlying property (the "Participation"). Because Participation in facility appreciation is paid only upon maturity of a Mortgage Loan or a sale of the underlying facility, cash distributions as a result of Participation on the one remaining Mortgage Loan are not expected to commence until repayment or maturity. It is not an objective of the Partnership to provide tax-sheltered income.

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

     Other Operating and Investment Policies. Affiliates of the General Partners (including partners, officers and directors investing for their own account or that of others) have formed, and may in the future form, limited partnerships or other entities with the same investment objectives and policies as the Partnership. The Managing General Partner will attempt to resolve any conflicts of interest that may arise with respect to the Joint Venture Loan (See "Existing Mortgage Loan" below) between the Partnership and others by exercising the good faith required of fiduciaries. Such conflicts will be resolved in the best judgment of the Managing General Partner. In connection therewith, in 1990, Common Goal Health Care Pension and Income Fund L.P. II ("Common Goal II"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the Partnership and the Partnership participated in a ten-year second mortgage loan in the original principal amount of $3,430,114 to an unaffiliated third party through a joint venture between the Partnership and Common Goal II (the "Joint Venture Loan"). At December 31, 1997 and 1996, the Partnership's mortgage loans receivable included one loan with an outstanding balance of approximately $1,568,000, representing the Partnership's participation in the remaining $1,618,254 of the loan. See "Existing Mortgage Loan" below.

     Federal Income Taxes. The Partnership is not subject to federal income taxes as the liability for such taxes is that of the Partners rather than the Partnership.

     Closed Mortgage Loans.
     ----------------------

     The Westwood Loan. On March 10, 1988, the Partnership funded a $1,300,000 mortgage loan secured by a second mortgage on a 120-bed long term nursing care facility (the "Westwood Facilities") in Poplar Bluff, Missouri (the "Westwood Loan"). When the Westwood Loan was funded, the loan-to-value ratio was approximately 91%. The Westwood Loan had a term of 10 years (maturing in March
1998). The Westwood Loan was supported by two separate guarantees; the first provided by Westwood Hills Health Care Center, Inc. (the "Westwood Loan Borrower") and Health Services Management Corporation (which manages the Westwood Facility) and the second provided by John Rothert and R. William Brece, Jr. (principals of the Westwood Loan Borrower). The guarantees were required to be maintained until certain loan-to-value ratios and debt service coverage ratios were met. As of November 30, 1992, the conditions for release of the guarantees were met and the guarantees were released. The guarantees by Messrs. Rothert and Brece were subject to reinstatement at any time during the loan term if the State of Missouri or other regulatory agencies adjusted the reimbursement rates such that debt service coverage was reduced to less than 1.3:1.0. Any reinstated guarantee would have remained effective until the debt service ratio returned to the level it was prior to the adjustment and maintained or exceeded that level for 12 consecutive months. During 1994, $300,000 of the Westwood Loan was paid down. On October 25, 1996, the borrower on the Westwood Loan repaid the principal balance of $1,000,000, and paid the related prepayment penalty of $40,000, additional interest of $1,594 based on remaining 1995 gross revenues and $58,135 based on 1996 gross revenues through October 1996, and $4,792 in basic interest. In addition, the borrowers paid $110,550 in additional equity interest, $3,650 in appraisal fees and

$4,000 in estimated legal fees. The October 25, 1996 Westwood Loan repayment totaled $1,222,720.

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

     Horizon Loan. On July 8, 1988, the Partnership funded a $1,400,000, ten year mortgage loan (the "Horizon Loan") to Horizon Healthcare ("HHC"), an Oregon general partnership (the "Horizon Borrower"), secured by a second lien on a 150-bed nursing facility in Moore, Oklahoma and an 89-bed nursing facility and a 200-bed nursing facility each in Norman, Oklahoma (the "Horizon Facilities"). At the time of funding, the Horizon Facilities were leased on a triple-net basis to a significant not-for-profit corporation. In November of 1989, an issue arose between the Horizon Borrower (who is also the landlord) and the tenant (the not-for-profit corporation), whereby the tenant sought a reduction in lease payments and, as a countermeasure, the Horizon Borrower sought possession. The landlord was granted an order for possession of the Horizon Facilities pursuant to which it took possession on approximately February 1, 1990. On or about July 25, 1990, the Partnership notified the Horizon Borrower that it was in default on this loan for failure to make payments and that the Partnership intended to pursue all available remedies against the borrower unless the loan was brought current. On September 7, 1990, the Partnership sent the Horizon Borrower a notice of intent to foreclose. The Partnership was advised that the Horizon Borrower also had been in default on the first mortgage on the Horizon Facilities since approximately July of 1990 and that the first mortgagee (the
"Senior Lender") also sent the borrower a "notice of intent of non-judicial foreclosure." On September 21, 1990, the Senior Lender filed a petition in the District Court of Cleveland
                                        4

County, Oklahoma, against the Horizon Borrower, seeking, among other relief, monetary damages in the amount owed to the Senior Lender and against the Horizon Borrower, the Partnership and others, seeking to foreclose its lien on the Horizon Facilities. On or about November 20, 1990, the Horizon Borrower transferred legal title to the Horizon Facilities to an affiliated corporation ("New Owner") allegedly in violation of the mortgages of the Partnership and of the Senior Lender, and immediately thereafter, the New Owner instituted bankruptcy proceedings for reorganization under Chapter 11 in Federal Bankruptcy Court in Cleveland County, Oklahoma. A plan of reorganization was approved by all creditors of the New Owner and confirmed on May 29, 1991 (the "Plan"). Under the terms of the Plan, the Partnership received monthly payments of $15,475.08 which was calculated by amortizing the principal amount of $1,469,000 at 12% per annum over 25 years. After the Plan was confirmed, the Partnership received the modified payments due it under the Plan through February, 1992. At June 30, 1992, the Horizon Loan was four months delinquent as to the principal and interest payments required by, and therefore in default under, the Plan. On June 18, 1992, the Partnership, together with two other creditors of HHC, filed an involuntary petition in bankruptcy against HHC, the successor in interest to the assets of the Horizon Borrower. Common Goal intended to submit a plan of reorganization to the bankruptcy court that would vest title to the Horizon Facilities in an affiliate of Common Goal. On July 13, 1992, the Board of Directors of Common Goal met and decided to proceed no further with attempts to obtain control of the three properties collateralizing the Horizon Loan. The decision was made because of the high risk involved, the low probability of success and the amount of new investment required if the Partnership were to obtain the properties. This action enabled the Senior Lender to proceed with its foreclosure proceedings on the properties. Management of the Partnership evaluated the exposure with respect to this mortgage loan receivable and provided an allowance for loss of $993,495 in 1992 in order to fully reserve against a loan balance of $1,393,495. As of December 31, 1992, the entire mortgage loan receivable and the outstanding allowance for loss were charged off.

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

     On November 14, 1990, ALC filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Illinois. On May 20, 1991, a proof of claim was filed on behalf of the Partnership in the ALC bankruptcy case alleging that at the time ALC's petition was filed, ALC was indebted to the Partnership in the amount of $1,629,405 based on ALC's breach of its tenant estoppel letters. In March of 1993, the Partnership reached a settlement of this claim and on March 19, 1993, the Partnership received final payment of $42,500. Future settlements in the pending state court action may require a return of funds to the creditors committee formed under the federal bankruptcy court.

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

     Existing Mortgage Loan.
     -----------------------

     The Joint Venture Loan. On September 7, 1989, the Partnership funded a short-term mortgage loan (the "Honeybrook Loan") in the original principal amount of $3,370,000, to two Tennessee limited partnerships (individually, a "Borrower" and collectively, the "Borrowers"). One of the Tennessee limited partnerships owns a 100-bed skilled care and intermediate care facility and the other limited partnership owns a 101-bed retirement and assisted care facility, both of which are located in Honeybrook, Pennsylvania (collectively, the "Facilities"). The Honeybrook Loan was originally secured by a second mortgage on the skilled and intermediate care facility and by collateral assignments of 100% of the general partners' and limited partners' interests in each Borrower. The security interest was taken in by the Borrower that owns the retirement and assisted care facility insofar as the facility is subject to a HUD regulatory agreement which prohibits junior encumbrances on the facility. The security interest is subject and subordinate to all applicable HUD regulations. When the Honeybrook Loan was funded, the loan-to-value ratio was approximately 89%. The Partnership elected to extend the original term of the Honeybrook Loan and assigned its obligation to make the long-term loan to a newly created joint venture with Common Goal II (the "Joint Venture Loan"). The Joint Venture Loan was made on or about August 1, 1990, with the Partnership making a $3,430,114 contribution at that time to fund the Joint Venture Loan. In 1991, Common Goal II contributed $95,600, thereby decreasing the Partnership's contribution by that amount. The Borrowers made a $30,000 repayment of principal in 1991, bringing the Partnership's contribution down to $3,304,514 at December 31, 1991 and in December 1992 made a principal paydown of $211,514 to bring the balance to $3,093,000 on December 31, 1992. The $211,514 was received on January 7, 1993 and reclassified as a short term receivable for year end 1992. An additional $70,000 was paid down on the principal on March 29, 1993.

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

     The Joint Venture Loan is guaranteed by Life Care and by the beneficial owner of the Borrowers. In connection with the negotiation of the Refinance Fee, two individual guarantors who are no longer employees of the Borrowers were released from their guaranty obligations. As of December 31, 1997, Life Care had an audited net worth in excess of $67,000,000, a substantial amount of which was illiquid. A substantial portion of the net worth of the individual guarantor is also illiquid.

     The table set forth below provides information concerning the basic terms and conditions of the Mortgage Loan made and currently held by the Partnership as of the date of this report.

                       Common Goal Existing Mortgage Loans
                       -----------------------------------



                                  Joint Venture
                                      Loan
                                  -------------




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

                                      Notes
                                      -----

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

Dissolution and Returns of Principal.
-------------------------------------

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

Item 2.  Description of Property.

     The Partnership owned no real property as of December 31, 1997.

Item 3.        Legal Proceedings.

     The Partnership settled certain legal proceedings in connection with the default of the Horizon Borrower on the Horizon Loan in 1996. See "Item 1. Description of Business - Closed Mortgage Loans- Horizon Loan."

Item 4.        Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the last quarter of 1997.

                                     PART-II
                                     -------

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

     At March 31, 1998, 1,911,411 Units were outstanding and were held by approximately 1,559 holders of record.

     The Partnership made distributions to Limited Partners of $829,446, or $.43 per unit during 1997, $922,965, or $.48 per unit during 1996, $1,261,461 or $.66 per Unit during 1995,  $1,777,746  or $.93 per Unit during 1994,  $1,866,722  or
$.98 per Unit during 1993,  $1,824,848 or $.95 per Unit during 1992,  $1,913,781 or $1.00 per Unit during 1991, $2,031,742 or $1.06 per Unit during 1990, $1,812,715 or $.96 per Unit during 1989, and $843,048 or $.73 per Unit during 1988. In addition, principal distributions of $1,000,000 ($.52 per Unit), $3,000,000 ($1.57 per Unit), $5,000,000 ($2.62 per Unit), $500,000 ($.26 per
Unit) and $1,361,360 ($.71 per Unit) were disbursed in December 1993, July 1994, May 1995, July 1996 and January, April and October 1997, respectively. The Partnership does not intend to make additional Mortgage Loans.

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

     Partnership assets decreased to $2,204,339 at December 31, 1997 from $4,236,513 at December 31, 1996. The decrease from 1996 to 1997 ($2,032,174 or approximately 48%) resulted primarily from a decrease of cash and cash equivalents by $2,060,025, ($1,361,360 of which was returned to the Limited Partners as a principal pay back), an increase of accrued interest receivable by $30,515, and the fact that there were no repayments of Mortgage Loan receivables. As of December 31, 1997, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,567,664.
       .
     The Partnership has structured its Mortgage Loans to provide for payment of quarterly distributions from investment income. The interest derived from the Mortgage Loans, repayments of Mortgage Loans and interest earned on short-term investments contribute to the Partnership's liquidity. These funds are used to make cash distributions to Limited Partners, to pay normal operating expenses as they arise and, in the case of repayment proceeds, may, subject to certain exceptions, be used to make additional Mortgage Loans. Reference is made to "Item 1. Description of Business" and the "Notes to the Financial Statements" in "Item 7. Financial Statements" for further information regarding such Mortgage Loan investments.

     The Partnership's balance of cash and cash equivalents at December 31, 1997 and 1996 was $593,842 and $2,653,867, respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1996 resulted from a payment of $829,446 ($.43 per Unit) in dividend distributions (which included $680,226 ($.36 per Unit) return of capital), and $1,361,360 ($.71 per Unit) return of principal which were offset by net income of $149,220. Dividend distributions noted as a return of capital represent those distributions which are in excess of current year earnings. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,291), but currently maintains a reserve in excess of that amount, $593,842 at December 31, 1997. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the repayment of mortgage loans.

     On February 12, 1996, the Partnership received $1,115,232 as a payoff on the Winthrop Loan. $1,000,000 was applied to principal, $3,833 to basic interest, $55,000 to a prepayment penalty, and $47,671 to estimated gross revenue. The remaining $8,728 was used for legal fees incurred by the transaction and to the equity participation owed in accordance with the loan documents. At the time of payoff, the parties were not able to determine if any additional gross revenue and equity participation were owed. Therefore, the parties entered into two separate escrow arrangements whereby funds were withheld pending further determination of whether said funds are owed. In November 1996, the Partnership received $29,500, including $7,000 for reimbursement of legal fees, of additional gross revenue from the escrowed funds, which were agreed to by the parties. On October 25, 1996, the Partnership received $1,222,720 as a payoff on the Westwood Loan. $1,000,000 was applied to principal, $4,792 to basic interest,

$40,000 to a prepayment penalty, and $59,729 to gross revenue. In addition, the borrowers paid $110,550 in additional equity interest, $3,650 in appraisal fees, and $4,000 in estimated legal fees.

     The Partnership's success and the resultant rate of return to Unitholders is dependent upon, among other things, the continued ability of the remaining borrowers to pay the current interest, additional interest and principal on the Mortgage Loans.

     As a result of the loan payoffs to date (see "Item 1. Description of Business", the Partnership's rates of return have been and will continue to be impacted, as discussed in Results of Operations below.

     Results of Operations. The Partnership was organized in August 1986. The Partnership funded seven Mortgage Loans between 1987 and 1990, including a loan made by a venture between the Partnership and Common Goal II in August 1990. As of December 31, 1997, the Partnership had one remaining Mortgage Loan. Since commencement of operations in July of 1987, the Partnership invested available funds (funds not invested in Mortgage Loans) in short-term investments. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership. Although the Partnership's earnings were expected to increase slowly once its portfolio of Mortgage Loans was substantially completed and borrowers commenced payments of Additional Interest, the default on the Partnership's $1,400,000 Horizon Loan (made in July 1988) which occurred in July of 1990 (as described above), has adversely impacted such expectation.

     During the years ended December 31, 1997, 1996, and 1995, the Partnership had net income of $149,220, $893,250 and $388,420, based on total revenues of $280,134, $1,072,159, and $727,059, and total expenses of $130,914, $178,909, and $338,639, respectively. The Partnership's net income per Limited Partner Unit was $.08 per Unit in 1997, $.46 per Unit in 1996 and $.20 per Unit in 1995. The Partnership's distributions, including returns of principal, to Limited Partners were $1.14 per Unit in 1997, $.74 per unit in 1996 and $3.28 per Unit in 1995. The 1997 distribution included $1,361,360 in principal payments ($.71 per Unit), the 1996 distribution included a $500,000 principal repayment ($.26 per Unit), and the 1995 distribution included a $5,000,000 principal repayment ($2.62 per Unit). Eliminating the effect of the principal repayments to the Limited Partners, the dividend distributions to Limited Partners were $.43 per Unit in 1997, $.48 per Unit in 1996 and $.66 per Unit in 1995. The 1997 dividend distributions included a return of capital of $.36 per Unit. The 1996 dividend distributions included a return of capital of $.03 per Unit. The 1995 dividend distributions included a return of capital of $.46 per Unit.

     The distributions may not remain at the present level (9.256% financial capital) as a result of loan payoffs. The General Partners are currently reviewing the distribution policy and the matters of the additional reserves now being held. The Partnership receives a lesser rate of return from its short-term investments than it would receive from the loans, thereby reducing funds available for distribution.

     Expenses decreased in 1997 by $47,995 primarily because of a decrease in miscellaneous expenses of $31,674 due to the elimination of the Fund Controller and Fund Administrator positions caused by the drop in mortgage balances being serviced. There was also a decrease of $16,357 in management fees and a decrease in mortgage servicing fees of $2,336, also caused by the drop in mortgage balances being serviced.

     Expenses decreased in 1996 by $159,730 primarily because of a decrease in professional fees of $102,365. In addition, there was a decrease of $44,740 in management fees and a decrease in mortgage servicing fees of $13,435 caused by a drop in mortgage balances being served.

     Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses paid on behalf of the Partnership. In 1997, 1996 and 1995, the Managing General Partner was reimbursed by the Partnership for $93,763, $105,655 and $47,785 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to the Limited Partners.

Item 7.  Financial Statements.

     See Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

                                    PART-III
                                    --------

Item 9.  Directors Executive Officers, Promoters and Control Persons, Compliance
                  With Section 16(a) of the Exchange Act.

     The Partnership does not have directors or officers. The following is a list of the officers and directors of the Managing General Partner as of March 31, 1998:

  Name                       Age      Position
  ------------------         ---      ------------------------------------------

  Albert E. Jenkins III      51       Chairman of the Board, Chief Executive
                                      Officer, President, Treasurer and Director

  Richard R. Wood            75       Director

  William Jasper             82       Director

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

Item 10.          Executive Compensation.

     The Partnership has no executive officers or directors. The Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities. However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 9 through 13 of the Partnership's Prospectus, which description is incorporated herein by reference. Set forth below are the fees, compensation and other reimbursements paid or accrued to Common Goal and its Affiliates for the year ended December 31, 1997.

                             Capacities in
                             Which Compensation
   Name of Affiliate         was Received            Remuneration
   -----------------         ------------------      ------------

   Common Goal               Management fee             $30,496

   Common Goal Mortgage      Mortgage loan              $ 3,919
   Compay                    servicing fees

No form of non-cash remuneration was paid by the Partnership.

For further information on compensation paid to Common Goal and its Affiliates, see "Management Compensation" on pages 9-13 of the Prospectus.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

     The Partnership, as an entity, does not have any directors or officers. The following is information concerning Unit ownership as of December 31, 1997.

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

Item 12.          Certain Relationships and Related Transactions.

     The Partnership has entered into the Joint Venture Loan with Common Goal II, an affiliated, publicly-offered limited partnership. On August 1, 1990, the joint venture made a $3,430,114 loan to an unaffiliated third party, which loan had a remaining principal balance of $1,618,254 at December 31, 1997. For further information concerning this Mortgage Loan, see "Item 1. Description of Business" - "Existing Mortgage Loan" - "The Joint Venture Loan."

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

                  (2)      Financial Statement Schedules

                           Not applicable.

                  (3)      Exhibits

                           See response to Item (c), below.

  (b)                      Reports on Form 8-K

                           The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1997.

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

                         COMMON GOAL HEALTH CARE
                         PARTICIPATING MORTGAGE FUND L.P.

                         By:      Common Goal Capital Group, Inc.,
                                  General Partner


                         By:      /s/ Albert E. Jenkins
                                  ---------------------
                                  Albert E. Jenkins III
                                  Chairman and Chief Executive Officer
Date:    March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                         Position                     Date
       ----                         --------                     ----

/s/ Albert E. Jenkins
---------------------          Chairman (Principal          March 31, 1998
Albert E. Jenkins III             Executive Officer),
                                  President, Principal
                                  Financial and
                                  Accounting Officer
                                  and Director of
                                  Managing General
                                  Partner

/s/ Richard R. Wood
-------------------            Director of Managing         March 31, 1998
Richard R. Wood                   General Partner


/s/ William E. Jasper, Jr.
----------------------------   Director of Managing         March 31, 1998
William E. Jasper, Jr.            General Partner


(A Majority of the Board of Directors of the Managing General
Partner)

                          Independent Auditors' Report
                          ----------------------------


The Partners
Common Goal Health Care
   Participating Mortgage Fund L.P.:

We have audited the accompanying balance sheets of Common Goal Health Care Participating Mortgage Fund L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Common Goal Health Care
Participating Mortgage Fund L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                      /s/ KPMG Peat Marwick LLP
                                      -------------------------
Denver, Colorado                          KPMG Peat Marwick LLP
March 16, 1998

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a Delaware limited partnership)

Balance Sheets

December 31, 1997 and 1996
--------------------------------------------------------------------------------

                                                 1997            1996
                                                 ----            ----
Assets
Cash and cash equivalents                    $  593,842       $ 2,653,867
Due from affiliates                                 -               2,664
Accrued interest receivable                      42,833            12,318
Mortgage loans receivable (note 2)            1,567,664         1,567,664
                                             ----------       -----------
                                             $2,204,339       $ 4,236,513
                                             ==========       ===========
Liabilities and Partners' Capital

Accounts payable and accrued expenses       $     4,000      $     11,150
Due to affiliates                                29,103            12,541
                                            -----------     -------------
        Total liabilities                        33,103            23,691

Partners' capital (note 4):
     General partners                            64,033            61,050
     Limited partners                         2,107,203         4,151,772
                                             ----------      ------------
        Total partners' capital               2,171,236         4,212,822
                                             ----------      ------------

                                             $2,204,339       $ 4,236,513
                                             ==========       ===========

See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a Delaware limited partnership)

Statements of Operations

Years ended December 31, 1997, 1996 and 1995
-------------------------------------------------------------------------------------------

                                                             1997         1996         1995
                                                       ----------   ----------   ----------
Revenues:
     Interest income ...............................   $  280,134      513,079      727,059
     Other income:
        Loan prepayment penalties ..................         --         95,000         --
        Equity participation received in pay-off of
            mortgage loan receivable ...............         --        110,550         --
        Recovery of loan receivable previously
            written off ............................         --        353,530         --
                                                       ----------   ----------   ----------
            Total other income .....................         --        559,080         --
                                                       ----------   ----------   ----------
                                                          280,134    1,072,159      727,059

Expenses:
     Professional fees .............................       62,219       59,847      162,212
     Fees to affiliates:
        Management .................................       30,496       46,853       91,593
        Mortgage servicing .........................        3,919        6,255       19,690
     Other .........................................       34,280       65,954       65,144
                                                       ----------   ----------   ----------
                                                          130,914      178,909      338,639
                                                       ----------   ----------   ----------

            Net income .............................   $  149,220      893,250      388,420
                                                       ==========   ==========   ==========

            Net income allocated to general partners   $    2,983       17,865        7,768
            Net income allocated to limited partners      146,237      875,385      380,652
                                                       ----------   ----------   ----------
                                                       $  149,220      893,250      388,420
                                                       ----------   ==========   ==========

            Net income per limited partner unit ....   $      .08         0.46         0.20
                                                       ==========   ==========   ==========

            Weighted average limited partner units
               outstanding .........................    1,911,411    1,911,411    1,911,411
                                                       ==========   ==========   ==========

See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a Delaware limited partnership)

Statements of Partners' Capital

Years ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------
                                                                            Total
                                             General        Limited       Partners'
                                             partners       partners       capital
                                             --------       --------       -------

Balance at December 31, 1994 ..........   $   147,247     10,580,161     10,727,408

Net income ............................         7,768        380,652        388,420

Distributions to limited partners
     ($.66 per unit) ..................          --       (1,261,461)    (1,261,461)

Distributions to general partners .....      (111,830)          --         (111,830)

Return of principal to limited partners
     ($2.62 per unit) .................          --       (5,000,000)    (5,000,000)
                                          -----------    -----------    -----------
Balance at December 31, 1995 ..........   $    43,185      4,699,352      4,742,537

Net income ............................        17,865        875,385        893,250

Distributions to limited partners
     ($.48 per unit) ..................          --         (922,965)      (922,965)

Return of principal to limited partners
     ($.26 per unit) ..................          --         (500,000)      (500,000)
                                          -----------    -----------    -----------

Balance at December 31, 1996 ..........   $    61,050      4,151,772      4,212,822

Net income ............................         2,983        146,237        149,220

Distributions to limited partners
     ($.43 per unit) ..................          --         (829,446)      (829,446)

Return of principal to limited partners
     ($.71 per unit) ..................          --       (1,361,360)    (1,361,360)
                                          -----------    -----------    -----------

Balance at December 31, 1997 ..........   $    64,033      2,107,203      2,171,236
                                          ===========    ===========    ===========

See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a Delaware limited partnership)

Statements of Cash Flows

Years ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

                                                                  1997           1996           1995
                                                                  ----           ----           ----
Cash flows from operating activities:
     Net income .........................................   $   149,220        893,250        388,420
     Adjustments to reconcile net income to
        net cash provided by operating activities:
            Decrease  (increase) in due from affiliate ..         2,664         (2,098)          --
            Decrease (increase) in interest
              and other receivables .....................       (30,515)       156,400         10,830
            Increase (decrease) in accounts
                payable and accrued expenses ............        (7,150)         6,080        (17,903)
            Increase in due to affiliates ...............        16,562         12,541           --
                                                            -----------    -----------    -----------
                Net cash provided by operating activities       130,781      1,066,173        381,347
                                                            -----------    -----------    -----------

Cash flows from investing activities:
     Proceeds from mortgage loan principal
        repayments ......................................          --        2,000,000           --
                                                            -----------    -----------    -----------
                Net cash provided by investing activities          --        2,000,000           --
                                                            -----------    -----------    -----------

Cash flows from financing activities:
     Distributions and returns of principal to partners .    (2,190,806)    (1,422,965)    (6,373,291)
                                                            -----------    -----------    -----------
                Net cash used in financing activities ...    (2,190,806)    (1,422,965)    (6,373,291)
                                                            -----------    -----------    -----------

Net increase (decrease) in cash and cash
     equivalents ........................................    (2,060,025)     1,643,208     (5,991,944)

Cash and cash equivalents, beginning of year ............     2,653,867      1,010,659      7,002,603
                                                            -----------    -----------    -----------

Cash and cash equivalents, end of year ..................   $   593,842      2,653,867      1,010,659
                                                            ===========    ===========    ===========

See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a Delaware limited partnership)

Notes to Financial Statements

December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

(1)  Organization and Summary of Significant Accounting Policies

     (a)  Organization

          Common Goal Health Care Participating Mortgage Fund L.P. (the Partnership), a Delaware Limited Partnership, was formed on August 20, 1986 to invest in and make mortgage loans to third-parties and affiliates involved in health care. Having sold more than the specified minimum of 116,000 units ($1,160,000), the Partnership commenced operations on July 21, 1987. The Partnership's offering terminated on February 20, 1989, with the Partnership having sold the specified maximum of 1,912,911 units ($19,129,110). There is no active public trading market for the units. At December 31, 1997, there were 1,559 unit holders.

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

     (b)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                                 F-6 (Continued)

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a Delaware limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------

(1)  Continued

          For entities investing in and making mortgage loans to businesses in the health care industry, certain inherent risks may increase the possibility of actual results differing from management's estimates. These inherent risks include, among other things, the following:

          o Substantial dependence on revenues derived from reimbursement by the Federal Medicare and state Medicaid programs;

          o    Government  regulation,   government  budgetary  constraints  and
               proposed legislative and regulatory changes; and

          o    Lawsuits alleging malpractice and related claims.

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

          Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses paid on behalf of the Partnership. In 1997, 1996, and 1995, the Managing General Partner was reimbursed by the Partnership for $93,763, $105,655 and $47,785 of these expenses, respectively. The remaining expenses were paid directly by the Partnership.

     (d)  Partnership Allocation of Income and Loss and Distributions

          Net Income and Net Loss
          -----------------------

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

                                 F-7 (Continued)

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a Delaware limited partnership)

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

          Net income (loss) per limited partner unit is computed based on the weighted average limited partner units outstanding for the year divided into the net income (loss) applicable to the Limited Partners.

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

                                 F-8 (Continued)

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a Delaware limited partnership)

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

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a Delaware limited partnership)

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

          Notwithstanding anything to the contrary, the Managing General Partner has the right to defer liquidation if, in the opinion of the Managing General Partner, the sale of Partnership assets in liquidation would result in a material underrealization on the Partnership's assets. The Managing General Partner also has the right to determine the rate at which returns of principal (returns of Original Contributions) are distributed to the limited partners.
     (e)  Allowance for Losses
          An allowance for loan losses is provided, if necessary, at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. There was no allowance for losses at December 31, 1997 and 1996.
     (f)  Federal Income Taxes
          No provision for federal income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.
     (g)  Cash and Cash Equivalents
          The Partnership classifies all short-term investments with maturities of three months or less at the date of purchase as cash equivalents.

     (h)  Reclassifications
          Certain 1995 amounts have been reclassified to conform with the 1996 and 1997 presentation.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a Delaware limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------
(2)  Mortgage Loans Receivable

     Information  concerning  mortgage loans  receivable as of December 31 is as follows:
                                                                           Face and carrying
                                                                          amount of mortgages
                               Basic                                      -------------------
                               interest     Maturity        Prior
Description                    rate         date            liens            1997          1996
-------------------------------------------------------------------------------------------------


Westwood loan ..               11.50%   March 10, 1998    $ 3,200,000          --            --
Winthrop loan ..               11.50%   March 25, 1998      7,200,000          --            --
Honey Brook loan               13.70%   January 1, 2000     8,810,000     1,567,664     1,567,664
                                                          -----------   -----------   -----------

                                                          $19,210,000     1,567,664     1,567,664
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

     In 1990, Common Goal Health Care Pension and Income Fund L.P. II ("Common Goal II"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the Partnership and the Partnership participated in a ten-year second mortgage loan in the original principal amount of $3,430,114 to an unaffiliated third party through a joint venture between the Partnership and Common Goal II (the "Joint Venture Loan"). At December 31, 1997 and 1996, the Partnership's mortgage loans receivable included $1,567,664, representing the Partnership's participation of 96.87% in the remaining $1,618,254 principle balance of the loan.

     During 1996, the Westwood and Winthrop loans were paid off. Prepayment penalties of $40,000 and $55,000, were received on the Westwood and Winthrop loans, respectively. In addition, the Westwood borrowers paid $110,550 as a result of equity participation interest.

                                F-11 (Continued)

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a Delaware limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------
(2)  Continued

     A summary of activity in mortgage loans receivable for the years ended December 31, 1997 and 1996 is as follows:

     Balance at December 31, 1995               $3,567,664
          Repayment of mortgage loans           (2,000,000)
                                                ----------
     Balance at December 31, 1996                1,567,664
          Repayment of mortgage loans                   -
                                                ----------
     Balance at December 31, 1997               $1,567,664
                                                ==========

     All property securing the Partnership's mortgage loans at December 31, 1997 is located in Pennsylvania.

     The  fair  value  of the  Partnership's  participation  in  mortgage  loans
     receivable   differed  from  the  carrying  value  of  the  mortgage  loans receivable as follows:

                                          Carrying          Fair
                                           Value            Value
                                           -----            -----

     December 31, 1997                  $1,567,664        1,608,405
     December 31, 1996                   1,567,664        1,646,754

     The Partnership estimates the fair value of its participation in mortgage loans receivable by discounting future cash flows using an appropriate interest rate.

     The carrying amounts at December 31, 1997 and 1996 for cash and cash equivalents, accrued interest receivable, other receivables, due from and to affiliates, and accounts payable and accrued expenses approximated their fair values due to the short maturity of these instruments.

     In  1996,  the  Partnership   settled  certain  litigation  relating  to  a
     previously charged-off mortgage loan in the amount of $480,000. These proceeds were recorded in 1996, net of attorney fees of $126,470.

COMMON GOAL HEALTH CARE
PARTICIPATING MORTGAGE FUND L.P.
(a Delaware limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------


(3)  Federal Income Tax Information (Unaudited)

     Net income for financial reporting purposes did not differ from net income for federal income tax purposes for the years ended December 31, 1997, 1996 and 1995.

(4)  Subsequent Events

     On January 2, 1998, the Partnership declared and paid a distribution of $190,316 ($.10 per Unit) to Limited Partner unitholders of record at December 15, 1997.