Form 10QSB
period 1998-03-31
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1998-05-15
CIK 800444

--------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



(Mark One)
 (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly period ended March 31, 1998


 ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from _____________________ to ___________________


                         Commission File Number: 0-17600

                    ----------------------------------------

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
                        (A Delaware Limited Partnership)

                                 Balance Sheets
                                                                              March 31,   March 31,
                                                                                1998        1997
                                                                             (Unaudited) (Unaudited)
                                                                             ----------- -----------
                                     Assets
Current Assets

         Cash and cash equivalents .......................................   $  486,707   $1,867,604
         Due from affiliates- ............................................        2,664
         Accrued interest receivable .....................................       16,182       16,182
                                                                             ----------   ----------
                  Total current assets ...................................      502,889    1,886,450

Mortgage loans receivable ................................................    1,567,664    1,567,664
                                                                             ----------   ----------

Total Assets .............................................................   $2,070,553   $3,454,114
                                                                             ==========   ==========

                                         Liabilities and Partners' Capital

Current Liabilities

         Accounts payable and accrued expenses ...........................   $    4,000   $    4,000
         Due to affiliates ...............................................       42,868       38,289
                                                                             ----------   ----------
                  Total current liabilities ..............................       46,868       42,289

Partners' capital:
         General partners ................................................       64,888       61,749
         Limited partners ................................................    1,958,797    3,350,076
                  Total partners' capital ................................    2,023,685    3,411,825
                                                                             ----------   ----------

Total Liabilities and Partners' Capital ..................................   $2,070,553   $3,454,114
                                                                             ==========   ==========

See accompanying notes

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                             Statements of Earnings
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                       March 31,        March 31,
                                                         1998             1997
                                                         ----             ----
Income
         Interest ............................       $   61,589       $   80,559
         Misc. income ........................             --               --
                                                     ----------       ----------
                  Total Income ...............           61,589           80,559

Expenses

         Professional fees ...................           10,158           12,170
         Fees to affiliates:
          Management .........................            6,118            9,015
          Mortgage servicing .................              980              980
         Other ...............................            1,568           23,464
                                                     ----------       ----------
                  Total Expenses .............           18,224           45,629
                                                     ----------       ----------

                  Net Income .................       $   42,765       $   34,930
                                                     ==========       ==========

Net earnings per limited
 partner unit ................................       $      .02       $      .02
                                                     ==========       ==========

Weighted average limited .....................        1,911,411        1,911,411
 partner units outstanding                           ==========       ==========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,

                                                                    1998                                                      1997
                                  ---------------------------------------------------      ----------------------------

                                                                TOTAL                                        TOTAL
                                    GENERAL       LIMITED      PARTNERS'        GENERAL      LIMITED        PARTNERS'
                                    PARTNERS      PARTNERS     CAPITAL          PARTNERS     PARTNERS       CAPITAL

Balance at beginning of period   $    64,033   $ 2,107,203    $ 2,171,236    $    61,050   $ 4,151,772   $ 4,212,822

Net Income ...................           855        41,910         42,765            699        34,231        34,930

Cash distributions to partners          --        (190,316)      (190,316)        (-)         (835,927)     (835,927)
                                 -----------    -----------    -----------   -----------   -----------    -----------

Balance at end of period .....   $    64,888   $ 1,958,797    $ 2,023,685    $    61,749   $ 3,350,076   $ 3,411,825
                                 ===========    ===========    ===========   ===========   ===========    ===========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                         THREE MONTHS ENDED

                                                                      MARCH 31,       MARCH 31,
                                                                        1998           1997
                                                                        ----           ----
Cash flows from operating activities:
         Net earnings .........................................   $    42,765    $    34,930

         Adjustments to reconcile net earnings to net cash
          provided by operating activities:
                  Decrease (increase) in due from affiliates ..          --             --
                  Decrease (increase) in other assets .........          --             --
                  Decrease (incresase) in interest receivable .        26,651         (3,864)
                  Increase (decrease) in accounts payable and .          --             --
                    accrued expenses
                  Increase (decrease) in due to affiliates ....        13,765         18,598
                                                                  -----------    -----------
                      Net cash provided by operating activities        83,181         49,664
                                                                  -----------    -----------

Cash from investing activities:
         Proceeds from mortgage loan principal repayments .....          --             --
                                                                  -----------    -----------
                     Net cash provided by investing activities           --             --
                                                                  -----------    -----------

Cash used in financing activities:
         Distribution to general partner ......................          --             --
         Distribution to limited partners .....................      (190,316)      (835,927)
                                                                  -----------    -----------
                  Net cash used in financing activities .......      (190,316)      (835,927)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents: .........      (107,135)      (786,263)

Cash and cash equivalents, beginning of period ................       593,842      2,653,867
                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................   $   486,707    $ 1,867,604
                                                                  ===========    ===========

See accompanying notes
                                        5

                             COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1998
(1)      Organization and Summary of Significant Accounting, Policies
         ----------------------------------------------------------------

         Common  Goal  Health  Care   Participating   Mortgage  Fund  L.P.  (the
         "Partnership") was formed on August 20, 1986 to invest in and make mortgage loans to third-parties involved in health care. On February 20, 1987, the Partnership commenced a public offering of limited partner units (the "Public Offering"). On July 21, 1987, the Partnership commenced operations, having previously sold more than the specified minimum of 116,000 units ($1,160,000). The Partnership's offering terminated on February 20, 1989 with the Partnership having sold the specified maximum of 1,912,911 units ($19,129,110). The Partnership has one remaining mortgage loan in its portfolio.

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

         Management considers the necessity of reserving an allowance for loan losses based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of March 31, 1998.

         No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

         Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

         The accompanying unaudited financial statements as of and for the three months ended March 31, 1998 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring.

(2)      Mortgage Loan Receivable
         ------------------------

         Information concerning mortgage loan receivable as of March 31, 1998 is as follows:

                                                                         Face and
                                    Basic                                Carrying
                                  Interest           Maturity            Amount of
         Description                Rate               Date              Mortgage
         -----------                ----               ----              --------

         Honeybrook loan             13.7%         January 1, 2000        1,567,664
                                                                         ----------
                                                                         $1,567,664
                                                                         ==========

         The loan is a second mortgage loan secured by healthcare related real properties. Interest is payable monthly with the principal balance generally due at maturity. The carrying value of the mortgage loan for tax purposes is the same as that for financial reporting purposes. As of March 31, 1998, the loan was current as to required regular interest payments.

(3)      Distribution
         ------------

         On January 2, 1998, the Partnership declared and paid a distribution of $190,316 ($.10 per unit) to Limited Partner unitholders of record at December 15, 1997.

(4)      Subsequent Event
         ----------------

         On April 2, 1998, the Partnership declared and paid a distribution of $188,224 ($.10 per unit) to Limited Partner unitholders of record at March 15, 1998.

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

         Partnership assets decreased from $2,204,339 at December 31, 1997 to $2,070,553 at March 31, 1998. The decrease of $133,786 resulted primarily from cash distributions on January 2, to the Limited Partners that was offset by net earnings for the period. As of March 31, 1998, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,567,664.

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

         The Partnership's balance of cash and cash equivalents at March 31, 1998 and December 31, 1997 was $593,842 and $486,707, respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1997 resulted from net income of $42,765, a decrease of $26,651 in interest receivable, and a $13,765 increase due to affiliates. The net result was a decrease of cash and cash equivalents of $107,135. The Partnership is required to maintain reserves equal to not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the payment of mortgage loans.

         The Managing General Partner continues to monitor the level of working capital reserves and may adjust the reserves as necessary to meet the Partnership's reserve requirements.

         The  Partnership's   success  and  the  resultant  rate  of  return  to
         Unitholders is dependent upon, among other things, the performance of the Partnership's last Mortgage Loan.

         Results of Operations
         ---------------------

         As of March 31, 1998, the Partnership had one Mortgage Loan. The Partnership invests all available funds (funds not invested in Mortgage Loans) in short term, temporary investments pending application to Partnership uses or distributions to limited partners. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership.

         During the quarters ended March 31, 1998 and 1997, the Partnership had net earnings of $42,765 and $34,930 based on total revenues of $61,589 and $80,559 and total expenses of $18,824 and $45,629, respectively. The increase in net earnings is due to decreases in interest income, but is offset partially by a decrease of $2,012 in professional fees, a decrease of $2,897 in management fees and a $21,896 decrease in other expenses. The one remaining Mortgage Loan was current as to regular interest as of March 31, 1998.

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


            Common Goal Health Care Participating Mortgage Fund L.P.
            --------------------------------------------------------
                                  (Registrant)




                                By:      Common Goal Capital Group, Inc.,
                                         Managing General Partner


DATED: May 15, 1998                      /s/Albert E. Jenkins, III
                                         -------------------------
                                         Albert E. Jenkins, III
                                         President, Chief Executive Officer
                                         and Acting Chief Financial Officer