Form 10QSB
period 1998-06-30
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1998-08-06
CIK 800444

--------------------------------------------------------------------------------




                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



(Mark One)
  (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly period ended June 30, 1998


  ( )   Transition Report Under Section 13 or 15(d) of the Exchange Act For the
        Transition period from                            to
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
                             (A Limited Partnership)

                                 Balance Sheets
                                                                              June 30,   December 31,
                                                                               1998         1997
                                                                            (Unaudited)
                                                                            -----------

                                                      Assets
                                                      ------
Current Assets
         Cash and cash equivalents .......................................   $  334,078   $  593,842
         Due from affiliates .............................................         --           --
         Accrued interest receivable .....................................       16,183       42,833
                                                                             ----------   ----------
                  Total current assets ...................................      350,261      636,675

Mortgage loan receivable .................................................    1,567,664    1,567,664
                                                                             ----------   ----------

Total Assets .............................................................   $1,917,925   $2,204,339
                                                                             ==========   ==========

                                         Liabilities and Partners' Capital
                                         ---------------------------------

Current Liabilities

         Accounts payable and accrued expenses ...........................   $    4,000   $    4,000
         Due to affiliates ...............................................       46,848       29,103
                                                                             ----------   ----------
              Total current liabilities ..................................       50,848       33,103

Partners' capital:
         General partners ................................................       65,521       64,033
         Limited partners ................................................    1,801,556    2,107,203
                                                                             ----------   ----------
              Total partners' capital ....................................    1,867,077    2,171,236
                                                                             ----------   ----------

Total Liabilities and Partners' Capital ..................................   $1,917,925   $2,204,339
                                                                             ==========   ==========

See accompanying notes

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                             Statements of Earnings
                                   (Unaudited)

                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                   June 30,         June 30,           June 30,           June 30,
                                                    1998              1997               1998              1997
                                                    ----              ----               ----              ----
Income
------
         Interest                                $   51,098      $   59,245           $  112,687        $  139,804
         Misc. income                                     -               -                    -                 -
                                              -------------   --------------       -------------     -------------
                  Total Income                       51,098          59,245              112,687           139,804

Expenses
--------

         Professional fees                           11,299          27,737               21,457            39,907
         Fees to affiliates:
          Management                                  5,764           7,647               11,882            16,662
          Mortgage servicing                            980             980                1,960             1,960
         Other                                        1,439           7,152                3,007            30,616
                                                -----------      -----------         -----------        ----------
                  Total Expenses                     19,482          43,516               38,306            89,145
                                                 ----------      -----------         -----------        ----------

                  Net Income                     $   31,616      $   15,729           $   74,381        $   50,659
                                                 ==========      ===========          ==========        ==========

Net earnings per limited
 partner unit                                   $       .02    $        .01         $        .04       $       .03
                                                ===========    ============         ============       ===========

Weighted average limited                          1,911,411       1,911,411            1,911,411         1,911,411
                                                 ==========      ===========          ==========         =========
 partner units outstanding

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,

                                                          1998                                        1997
                                   -------------------------------------------      ------------------------------------------

                                                                       TOTAL                                         TOTAL
                                       GENERAL         LIMITED       PARTNERS'       GENERAL        LIMITED         PARTNERS'
                                       PARTNERS        PARTNERS       CAPITAL        PARTNERS       PARTNERS         CAPITAL
                                   ---------------------------------------------     -----------------------------------------
Balance at beginning of period          $64,033     $2,107,203      $2,171,236        $61,050     $4,151,772       $4,212,822

Net income                                1,488         72,893          74,381          1,013         49,645           50,658

Cash distributions to partners                -       (378,540)       (378,540)       (     -)    (1,542,270)      (1,542,270)
                                     ----------    ------------    ------------    -----------   ------------     ------------

Balance at end of period                $65,521     $1,801,556      $1,867,077        $62,063     $2,659,147       $2,721,210
                                        =======     ===========     ===========       ========    ===========      ==========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   SIX MONTHS ENDED

                                                                              JUNE 30,             JUNE 30,
                                                                                1998                 1997
                                                                                ----                 ----
Cash flows from operating activities:
         Net income                                                          $  74,381             $ 50,659

         Adjustments to reconcile net earnings to net cash
          provided by operating activities:
                  Decrease (increase) in due from affiliates                         -                2,664
                  Decrease (increase) in interest receivable                    26,650               (3,865)
                  Increase (decrease) in accounts payable and                       -                12,351
                    accrued expenses
                  Increase (decrease) in due to affiliates                      17,745               21,740
                                                                             ----------            --------
                      Net cash provided by operating activities                118,776               83,549
                                                                              ---------            --------

Cash from investing activities:
         Proceeds from mortgage loan principal repayments                            -                    -
                                                                           ------------           ---------
                     Net cash provided by investing activities                       -                    -
                                                                           ------------           ---------

Cash used in financing activities:
         Distribution to general partner                                             -                    -
         Distribution to limited partners                                     (378,540)          (1,542,270)
                                                                              ---------          -----------
                  Net cash used in financing activities                       (378,540)          (1,542,270)
                                                                              ---------          -----------

Net increase (decrease) in cash and cash equivalents:                         (259,764)          (1,458,721)

Cash and cash equivalents, beginning of period                                 593,842            2,653,867
                                                                              ---------           ---------

Cash and cash equivalents, end of period                                      $ 334,078           $1,195,146
                                                                              =========           ==========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 1998

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

         Under the terms of the Partnership's agreement of limited partnership, as amended to date (The Partnership Agreement), the Partnership is required to pay a quarterly management fee to the managing general partner equal to .75% per annum of adjusted contributions, as defined. Additionally, a mortgage servicing fee equal to .25% per annum of the Partnership's outstanding mortgage loan principal amount is to be paid to Common Goal Mortgage Company, an affiliate of the general partners. The Partnership also is required to reimburse the Managing General Partner for certain operating expenses.

         The Partnership classifies all short-term investments with maturities at dates of purchase of three months or less as cash equivalents.

         An allowance for loan losses is provided at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. Based on the performance of the Partnership's last remaining mortgage loan, management believes no allowance was necessary as of June 30, 1998. No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

         Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

         The accompanying unaudited financial statements as of and for the three and six months ended June 30, 1998 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring.

(2)      Mortgage Loan Receivable
         ------------------------

         Information concerning mortgage loan receivable as of June 30, 1998 is as follows:

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
                                                                           ----------
                                                                           $1,567,664

         The loan is a second mortgage loan secured by healthcare related real properties. Interest is payable monthly with the principal balance generally due at maturity. The carrying value of the mortgage loan for tax purposes is the same as that for financial reporting purposes. As of June 30, 1998, the loan was current as to regular interest.

(3)      Distributions
         -------------

         On April 2, 1998, the Partnership declared and paid a distribution of $188,224 ($.10 per unit) to Limited Partner unitholders of record at March 15, 1998.

(4)      Subsequent Event
         ----------------

         On July 15, 1998, the Partnership declared and paid a distribution of $94,112.19 ($.05 per unit) to Limited Partner unitholders of record at June 15, 1998.


Item 2. Management's Discussion and Analysis or Plan of 0perations
        ----------------------------------------------------------


         Liquidity and Capital Resources
         -------------------------------

         Common Goal Health Care Participating Mortgage Fund L.P., a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by real property (the "Mortgage Loans") comprised of a mix of first and junior Mortgage Loans, secured by health-care related properties. The Public Offering commenced on February 20, 1987 and continued through February 20, 1989, when the Public Offering terminated.
         Total gross offering proceeds raised were $19,129,110.

         Partnership assets decreased from $2,204,339 at December 31, 1997 to $1,917,925 at June 30, 1998. The decrease of $286,414 resulted primarily from cash distributions on January 2 and April 2, to the Limited Partners that was offset by net earnings for the period. As of June 30, 1998, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,567,664.

         The Partnership's Mortgage Loan provides for payment of quarterly distributions from investment income. The interest derived from the Mortgage Loan and interest earned on short-term investments contribute to the Partnership's liquidity. These funds are used to make cash distributions to Limited Partners and to pay normal operating expenses as they arise. Although not presently anticipated, repayment proceeds, may, subject to certain exceptions, be used to make one or more additional Mortgage Loans.

         The Partnership's balance of cash and cash equivalents at June 30, 1998 and December 31, 1997 was $334,078 and $593,842, respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1997 resulted from net earnings of $74,381, an increase in due to affiliates of $17,745 and interest receivables of $26,650, all of which were offset by payments of $378,540 in dividend distributions. The net result was a decrease of cash and cash equivalents of $259,764. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the payment of mortgage loans.

         The Managing General Partner continues to monitor the level of working capital reserves and may adjust the reserves as necessary to meet the Partnership's reserve requirements.

         The  Partnership's   success  and  the  resultant  rate  of  return  to
         Unitholders is dependent upon, among other things, the continued ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loan. Since the Horizon Loan was charged off, the Riverview, SHALP, New Medico, Winthrop and Westwood Loans have been paid off, and the Joint Venture Loan paid down, the Partnership's rates of return have been and will be adversely impacted. The additional funds representing repayment of the above mentioned loans, net of distributions, are being invested in accordance with Partnership guidelines.

         Results of Operations

         The Partnership was organized in August, 1986. The Partnership funded seven Mortgage Loans between 1987 and 1990, including a loan made by a venture between the

         Partnership and Common Goal II in August, 1990. As of June 30, 1998, only the loan made by the venture remains as a Partnership Mortgage Loan. Since commencement of operations in July of 1987, the Partnership invested all available funds (funds not invested in Mortgage Loans) in short term, temporary investments. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership.

         During the six months ended June 30, 1998 and 1997, the Partnership had net earnings of $74,381 and $50,659 based on total revenues of $112,687 and $139,804 and total expenses of $38,306 and $89,145, respectively. The increase in net earnings is due to decreases in interest income and miscellaneous income, but offset partially by a decrease of $18,450 in professional fees, a decrease of $4,780 in management fees and a $27,609 decrease in other expenses. The one remaining Mortgage Loan was current as to regular interest as of June 30, 1998. For the three months ended June 30, 1998 and 1997, the Partnership had net earnings of $31,616 and $15,729 based on total revenues of $51,098 and $59,245 and total expenses of $19,482 and $43,516 respectively. For the three months ended June 30, 1998 and 1997, the net earnings per limited partner unit was $.02 and $.01 respectively.

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


            Common Goal Health Care Participating Mortgage Fund L,P.
            --------------------------------------------------------
                                  (Registrant)




                                 By:      Common Goal Capital Group, Inc.,
                                          Managing General Partner


DATED: August 14, 1998                    /s/Albert E. Jenkins, III
                                          -------------------------
                                          Albert E. Jenkins, III
                                          President, Chief Executive Officer
                                          and Acting Chief Financial Officer