Form 10QSB
period 1998-09-30
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1998-11-09
CIK 800444

--------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



(Mark One)
         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly period ended September 30, 1998


         ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from _________ to _____________

                         Commission File Number: 0-17600

                            ________________________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      YES _X_  NO___

                         PART 1 - Financial Information

Item 1.  Financial Statements

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                                                  Balance Sheets
                                                                               Sep. 30,    December 31,
                                                                                 1998          1997
                                                                                 ----          ----
                                     Assets
                                     ------

Current Assets
         Cash and cash equivalents .......................................   $  277,521   $  593,842
         Due from affiliates .............................................         --           --
         Accrued interest receivable .....................................       16,183       42,833
                                                                             ----------   ----------
                  Total current assets ...................................      293,704      636,675

Mortgage loan receivable .................................................    1,567,664    1,567,664
                                                                             ----------   ----------

Total Assets .............................................................   $1,861,368   $2,204,339
                                                                             ==========   ==========


                        Liabilities and Partners' Capital
                        ---------------------------------

Current Liabilities

         Accounts payable and accrued expenses ...........................   $    4,000   $    4,000
         Due to affiliates ...............................................       58,246       29,103
                                                                             ----------   ----------
                  Total current liabilities ..............................       62,246       33,103

Partners' capital:
         General partners ................................................       66,123       64,033
         Limited partners ................................................    1,732,999    2,107,203
                                                                             ----------   ----------
                  Total partners' capital ................................    1,799,122    2,171,236
                                                                             ----------   ----------

Total Liabilities and Partners' Capital ..................................   $1,861,368   $2,204,339
                                                                             ==========   ==========

See accompanying notes

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                             Statements of Earnings
                                   (Unaudited)

                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                      Sep. 30,     Sep. 30,     Sep. 30,     Sep. 30,
                                        1998         1997         1998         1997
                                        ----         ----         ----         ----
Income
         Interest ..............   $   77,197   $   59,267   $  167,234   $  199,070
         Misc. income ..........         --           --           --           --
                                   ----------   ----------   ----------   ----------
                  Total Income .       77,197       59,267      167,234      199,070

Expenses

         Professional fees .....       16,738       11,747       38,195       51,655
         Fees to affiliates:
          Management ...........        5,588        7,359       17,470       24,022
          Mortgage servicing ...          979          980        2,939        2,939
         Other .................        1,085        1,667        4,092       32,283
                                   ----------   ----------   ----------   ----------
                  Total Expenses       24,390       21,753       62,696      110,899
                                   ----------   ----------   ----------   ----------

                  Net Income ...   $   52,807   $   37,514   $  104,538   $   88,171
                                   ==========   ==========   ==========   ==========

Net earnings per limited
 partner unit ..................   $      .03   $      .02   $      .05   $      .05
                                   ==========   ==========   ==========   ==========

Weighted average limited .......    1,911,411    1,911,411    1,911,411    1,911,411
 partner units outstanding         ==========   ==========   ==========   ==========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                    1998                                       1997
                                 -----------------------------------------   ----------------------------------------
                                                                  TOTAL                                       TOTAL
                                     GENERAL       LIMITED      PARTNERS'         GENERAL     LIMITED       PARTNERS'
                                    PARTNERS      PARTNERS       CAPITAL         PARTNERS    PARTNERS        CAPITAL
                                 -----------------------------------------   ----------------------------------------
Balance at beginning of period   $    64,033   $ 2,107,203    $ 2,171,236    $    61,050   $ 4,151,772   $ 4,212,822

Net income ...................         2,090       102,448        104,538          1,763        86,408        88,171

Cash distributions to partners          --        (476,652)      (476,652)      (    -- )  (1,741,535)    (1,741,535)
                                 -----------    -----------    -----------   -----------   -----------    -----------

Balance at end of period .....   $    66,123   $ 1,732,999    $ 1,799,122    $    62,813   $ 2,496,645   $ 2,559,458
                                 ===========    ===========    ===========   ===========   ===========    ===========


See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                             (A Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                         --------------------
                                                                      SEP. 30,        SEP. 30,
                                                                        1998           1997
                                                                        ----           ----
Cash flows from operating activities:
         Net income ...........................................   $   104,538    $    88,171

         Adjustments to reconcile net earnings to net cash
               provided by operating activities:
                  Decrease (increase) in due from affiliates ..          --            2,664
                  Decrease (increase) in interest receivable ..        26,650         (3,865)
                  Increase (decrease) in accounts payable and
                    accrued expenses ..........................          --           (7,150)
                  Increase (decrease) in due to affiliates ....        29,143         11,085
                                                                  -----------    -----------
                      Net cash provided by operating activities       160,331         90,905
                                                                  -----------    -----------

Cash from investing activities:
         Proceeds from mortgage loan principal repayments .....          --             --
                                                                  -----------    -----------
                     Net cash provided by investing activities           --             --
                                                                  -----------    -----------

Cash used in financing activities:
         Distribution to general partner ......................      (476,652)          --
                                                                                 -----------
         Distribution to limited partners .....................      (476,652)    (1,741,535)
                                                                  -----------    -----------
                  Net cash used in financing activities .......    (1,741,535)
                                                                                 -----------

Net increase (decrease) in cash and cash equivalents: .........      (316,321)    (1,650,630)
                                                                  -----------    -----------

Cash and cash equivalents, beginning of period ................       593,842      2,653,867
                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................   $   277,521    $ 1,003,237
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

                               September 30, 1998

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

         An allowance for loan losses is provided at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of September 30, 1998.

         No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

         Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

         The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 1998 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring.

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
                                                                    ----------
                                                                    $1,567,664
                                                                    ==========


         The loan is a second mortgage loan secured by healthcare related real properties. Interest is payable monthly with the principal balance generally due at maturity. The carrying value of the mortgage loan for tax purposes is the same as that for financial reporting purposes. As of September 30, 1998, the loan was current as to regular interest.

(3)      Distributions
         -------------

         On April 2, 1998, the Partnership declared and paid a distribution of $188.224 ($.10 per unit) to Limited Partner unitholders of record at March 15, 1998. On July 15, 1998, the Partnership declared and paid a distribution of $94,112 ($.05 per unit) to Limited Partner unitholders of record at June 15, 1998.

(4)      Subsequent Distributions
         ------------------------

         On October 15, 1998, the Partnership declared and paid a distribution of $100,000 ($.05 per unit) to Limited Partner unitholders of record at September 15, 1998.

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

         Partnership assets decreased from $2,204,339 at December 31, 1997 to $1,861,368 at September 30, 1998. The decrease of $342,971 resulted primarily from cash distributions on January 2, April 2, and July 15 to the Limited Partners that was offset by net earnings for the period. As of September 30, 1998, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,567,664.

         The Partnership Mortgage Loan provides for payment of quarterly distributions from investment income. The interest derived from the Mortgage Loan and interest earned on short-term investments contribute to the Partnership's liquidity. These funds are used to make cash distributions to Limited Partners and to pay normal operating expenses as they arise. Repayment proceeds, may, subject to certain exceptions, be used to make additional Mortgage Loans.

         The Partnership's balance of cash and cash equivalents at September 30, 1998 and December 31, 1997 was $277,521 and $593,842, respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1997 resulted from net earnings of $104,538, an increase in due to affiliates of $29,143 a decrease in interest receivables of $26,650, all of which were offset by payments of $476,652 in dividend distributions. The net result was a decrease of cash and cash equivalents of $316,321. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the payment of mortgage loans.

         The Managing General Partner continues to monitor the level of working capital reserves and may adjust the reserves as necessary to meet the Partnership's reserve requirements.

         The  Partnership's   success  and  the  resultant  rate  of  return  to
         Unitholders is dependent upon, among other things, the continued ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loans. Since the Horizon Loan was charged off, the Riverview, SHALP, New Medico, Winthrop and Westwood Loans have been paid off, and the Joint Venture Loan paid down, the Partnership's rates of return have been and will be adversely impacted. The additional funds representing repayment of the above mentioned loans, net of distributions are being invested in accordance with Partnership guidelines.




         Results of Operations
         ---------------------

         The Partnership was organized in August, 1986. The Partnership funded seven Mortgage Loans between 1987 and 1990, including a loan made by a venture between the Partnership and Common Goal II in August, 1990. As of September 30, 1998, only the loan made by the venture remaining as a Partnership Mortgage Loan. Since commencement of operations in July of 1987, the Partnership invested all available funds (funds not invested in Mortgage Loans) in short term, temporary investments. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership.

         During the nine months ended September 30, 1998 and 1997, the Partnership had net earnings of $104,538 and $88,171 based on total revenues of $167,234 and $199,070 and total expenses of $62,696 and $110,899, respectively. The increase in net earnings is due to decreases in interest income and miscellaneous income, but is offset partially by a decrease of $13,460 in professional fees and a decrease of $6,552 management fees. The one remaining Mortgage Loan was current as to regular interest as of September 30, 1998. For the three months ended September 30, 1998 and 1997, the Partnership had net earnings of $52,807 and $37,514 based on total revenues of $77,197 and $59,267 and total expenses of $24,340 and $21,753 respectively. For the three months ended September 30, 1998 and 1997, the net earnings per limited partner unit was $.03 and $.02 respectively.

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


            Common Goal Health Care Participating Mortgage Fund L,P.
            --------------------------------------------------------
                                  (Registrant)




                               By:      Common Goal Capital Group, Inc.,
                                        Managing General Partner


DATED: November 14, 1998                /s/Albert E. Jenkins, III
                                        -------------------------
                                        Albert E. Jenkins, III
                                        President, Chief Executive Officer
                                        and Acting Chief Financial Officer