Form 10KSB
period 1998-12-31
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1999-04-15
CIK 800444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                       OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition period from _____ to ____


                         Commission File Number: 0-17600

            Common Goal Health Care Participating Mortgage Fund L.P. Exact name of small business issuer as specified in its charter)

            Delaware                       52-1475268
  (State or other Jurisdiction          (I.R.S. Employer
       of incorporation or           Identification Number)
         organization)

                     Main Street Penn Yan, New York      14527
               Address of principal executive offices) (Zip Code)

                                 (315) 536-5985
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities   registered  under  Section  12(g)  of  the  Exchange  Act:
Limited Partnership Interests

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 1998 were $239,436.

The aggregate sales price of the units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 31, 1999 was $19,114,110 (1,577 investors). As of March 31, 1999, there was no market for these Units and no market is expected to develop. The aggregate sales price is accordingly not necessarily indicative of the price at which these Units would trade.

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

The Partnership's primary business was to invest in or make mortgage loans (the "Mortgage Loans"), comprised of a mix of first and junior Mortgage Loans, secured by health care-related real properties owned by unaffiliated entities. The Partnership did not own or acquire real property. The Partnership has one Mortgage Loan which remained outstanding as of March 31, 1999. The Partnership does not intend to make additional Mortgage Loans and its last remaining Mortgage Loan matures in January 2000. See "Existing Mortgage Loan" below.

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

Types of Mortgage Loans. The Partnership's Mortgage Loans are secured by fee interests (or other beneficial interests essentially equivalent to a mortgage on real property). All real estate underlying Mortgage Loans is used in the health care industry, particularly real estate used as nursing home and intermediate care facilities.

Other  Operating  and  Investment  Policies.  In 1990,  Common  Goal Health Care
Pension and Income Fund L.P. II ("Common Goal II"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the Partnership and the Partnership participated in a ten-year second mortgage loan in the original principal amount of $3,430,114 to an unaffiliated third party through a joint venture between the Partnership and Common Goal II (the "Joint Venture Loan"). At December 31, 1998 and 1997, the Partnership's mortgage loans receivable included one loan with an outstanding balance of approximately $1,568,000, representing the Partnership's participation in the remaining $1,618,254 of the loan. See "Existing Mortgage Loan" below. The Managing General Partner will attempt to resolve any conflicts of interest that may arise with respect to the Joint Venture Loan by exercising the good faith required of fiduciaries. Such conflicts, if any, will be resolved in the best judgment of the Managing General Partner.

Federal Income Taxes. The Partnership is not subject to federal income taxes as the liability for such taxes is that of the Partners rather than the Partnership.

Existing Mortgage Loan.

The Joint Venture Loan. On September 7, 1989, the Partnership funded a short-term mortgage loan (the "Joint Venture Loan" or the "Honeybrook Loan") in the original principal amount of $3,370,000, to two Tennessee limited partnerships (individually, a "Borrower" and collectively, the "Borrowers"). One of the Tennessee limited partnerships owns a 100-bed skilled care and intermediate care facility and the other limited partnership owns a 101-bed retirement and assisted care facility, both of which are located in Honeybrook, Pennsylvania (collectively, the "Facilities"). The Honeybrook Loan was originally secured by a second mortgage on the skilled and intermediate care facility and by collateral assignments of 100% of the general partners' and limited partners' interests in each Borrower. The security interest was taken in the Borrower that owns the retirement and assisted care facility insofar as the facility is subject to a HUD regulatory agreement which prohibits junior encumbrances on the facility. The security interest is subject and subordinate to all applicable HUD regulations. When the Honeybrook Loan was funded, the loan-to-value ratio was approximately 89%. The Partnership elected to extend the original term of the Honeybrook Loan and assigned its obligation to make the long-term loan to a newly created joint venture with Common Goal II (the "Joint Venture Loan"). The Joint Venture Loan was made on or about August 1, 1990, with the Partnership making a $3,430,114 contribution at that time to fund the Joint Venture Loan. In 1991, Common Goal II contributed $95,600, thereby decreasing the Partnership's contribution by that amount. The Borrowers made a $30,000 repayment of principal in 1991, bringing the Partnership's contribution down to $3,304,514 at December 31, 1991 and in December 1992 made a principal paydown of $211,514 to bring the balance to $3,093,000 on December 31, 1992. The $211,514 was received on January 7, 1993 and reclassified as a short term receivable for year end 1992. An additional $70,000 was paid down on the principal on March 29, 1993.

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

The Joint Venture Loan is guaranteed by Life Care and by the beneficial owner of the Borrowers. In connection with the negotiation of the Refinance Fee, two individual guarantors who are no longer employees of the Borrowers were released from their guaranty obligations. As of December 31, 1998, Life Care had an audited net worth in excess of [$91,000,000], a substantial amount of which was illiquid. A substantial portion of the net worth of the individual guarantor is also illiquid.

The table set forth below provides information concerning the basic terms and conditions of the Mortgage Loan made and currently held by the Partnership as of the date of this report.

                       Common Goal Existing Mortgage Loan

                                  Joint Venture

                                      Loan

Date of Loan             8/1/90

Type of Loan             Second Mortgage

Outstanding Principal
 Amount                  $1,567,664 (1)

Base Interest Rate       13.7% (2)

Maturity                 1/1/2000

Type of                  Collateral assignment of
Property/Location        borrower's interests in
of Property              101-bed retirement and
Securing Loan            assisted care facility in
                         Honeybrook, PA


(1) This amount reflects the funding provided to the Joint Venture by the Partnership.

(2) This loan currently requires payment of additional interest at a rate of 1.95% of gross revenues from the Facilities in excess of $1,694,000 per annum. This provision is currently the subject of negotiation as a result of the refinancing of this loan and the release of the Joint Venture's lien on one of the Facilities. The Partnership believes that the negotiations will not have a material effect on the amount of additional interest received. The loan also provides for payment of a participation equal to 30% of the first $1,000,000 of increase in the fair market value (or gross sales price) of the Facilities over aggregate secured indebtedness (including the Joint Venture Loan) as of the date of funding of the Joint Venture Loan and 17% of the balance of any such increase. As a result of the refinancing of this loan, the fair market value of the retirement and assisted care facility has been deemed to be $6,400,000 for the purpose of calculating the participation. The participation is payable upon sale, refinancing of a senior mortgage loan or at maturity of the Joint Venture Loan with the fair market values to be determined at that time.

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

Dissolution and Returns of Principal. Since it was the intention of the Managing General Partner to liquidate the Partnership's assets between 1999 and 2004, the Managing General Partner will not reinvest loan proceeds in new Mortgage Loans. The Partnership's last remaining Mortgage Loan, the Joint Venture Loan, will mature on January 1, 2000. The Partnership intends to commence an orderly liquidation thereafter.

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

Item 2. Description of Property.

        The Partnership owned no real property as of December 31, 1998.

Item 3. Legal Proceedings.

        The Partnership is not a party to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the last quarter of 1998.

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

At  March  31,  1999,   1,911,411  Units  were  outstanding  and  were  held  by
approximately 1577 holders of record.

The Partnership made distributions to Limited Partners of $572,651 or $.30 per Unit during 1998, $829,446, or $.43 per unit during 1997. Principal distributions of $1,361,360 ($.71 per Unit) were disbursed in January, April and October 1997, respectively. The Partnership does not intend to make additional Mortgage Loans.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources. Common Goal Health Care Participating Mortgage Fund L.P., a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by real property comprised of a mix of first and junior Mortgage Loans, secured by health care related properties.

Partnership assets decreased to $1,835,800 at December 31, 1998 from $2,204,339 at December 31, 1997. The decrease from 1997 to 1998 ($368,539 or approximately 17%) resulted primarily from a decrease of cash and cash equivalents by $352,355 which with interest income received of $255,620 allowed the partnership to make distributions to the limited partners of $572,651, and the fact that there were no repayments of Mortgage Loan receivables. As of December 31, 1998, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,567,664.

The Partnership structured its Mortgage Loans to provide for payment of quarterly distributions from investment income. The interest derived from the Mortgage Loans, repayments of Mortgage Loans and interest earned on short-term investments contribute to the Partnership's liquidity. These funds are used to make cash distributions to Limited Partners, and to pay normal operating expenses as they arise. Reference is made to "Item 1. Description of Business" and the "Notes to the Financial Statements" in "Item 7. Financial Statements" for further information regarding such Mortgage Loan investments.

The Partnership's balance of cash and cash equivalents at December 31, 1998 and 1997 was $241,487 and $593,842 respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1997 resulted from a payment of $572,691 ($.30 per Unit) in dividend distributions to limited partners which was offset by income of $158,558. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,291), but currently maintains a reserve in excess of that amount, $241,487 at December 31, 1998. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the repayment of mortgage loans.

The Partnership's success and the resultant rate of return to Unitholders is dependent upon, among other things, the continued ability of the remaining borrowers to pay the current interest, additional interest and principal on the Mortgage Loans.

As a result of the loan payoffs to date, the Partnership's rates of return have been and will continue to be impacted, as discussed in Results of Operations below.

Results of  Operations.  The  Partnership  was  organized in August 1986.  As of
December 31, 1998, the Partnership had one remaining Mortgage Loan. Since commencement of operations in July of 1987, the Partnership invested available funds (funds not invested in Mortgage Loans) in short-term investments. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership.

During the years ended December 31, 1998 and 1997, the Partnership had net income of $158,558 and $149,220, based on total revenues of $239,436 and $280,134 and total expenses of $80,878 and $130,914, respectively. The Partnership's net income per Limited Partner Unit was $.08 per Unit in 1998 and in 1997. The Partnership's distributions, including returns of principal, to Limited Partners were $.30 per Unit in 1998 and $1.14 per Unit in 1997. The 1997 distribution included $1,361,360 in principal payments ($.71 per Unit). Eliminating the effect of the principal repayments to the Limited Partners, the dividend distributions to Limited Partners were $.30 per Unit in 1998 and $.43 per Unit in 1997.

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

Expenses decreased in 1998 by $50,036 primarily because of a decrease of $7,626 in management fees caused by the drop in mortgage balances being serviced. Expenses also decreased in 1998 by $13,516 in professional fees and a decrease of $28,894 in miscellaneous expenses.

Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses paid on behalf of the Partnership. In 1998 and 1997, the Managing General Partner was reimbursed by the Partnership for $54,566 and $93,763 respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to the Limited Partners.

Year 2000 Compliance.

Information   provided  within  this  note  constitute  a  year  2000  readiness disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act.

The year 2000 issue is the result of computer programs being written and microchips being programmed using two digits rather than four to define the applicable year. If not corrected, any program having time-sensitive software or equipment incorporating embedded microchips may recognize a date using "00" as the year 1900 rather than the year 2000 or may not recognize the year 2000 as a leap year. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be affected are accounts receivable, accounts payable, general ledger, cash management, computer hardware, telecommunications and property operating systems.

The Partnership receives quarterly interest payments from a single borrower. The Partnership is in the process of obtaining documentation related to year 2000 readiness from its outside vendors, including its banks. The Partnership has received documentation from an outside vendor that maintains its books and records, indicating that the vendors is year 2000 compliant. The Partnership expects to complete the documentation phase by September 30, 1999. The
Partnership expects to complete a contingency plan by September 30, 1999. The Partnership believes that based on the status of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical administrative and accounting operations on a manual basis or easily convert to systems that are year 2000 ready.

Some statements in this Form 10-KSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in the financial condition of the borrower and/or anticipated changes in expenses or capital expenditures.


Item 7. Financial Statements.

        See Financial Statements.

       COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.







                           Table of Contents

                                                                  Page

Independent Auditors' Reports.....................................F - 1

Financial Statements

     Balance Sheet................................................F - 3

     Statements of Income.........................................F - 4

     Statements of Partners' Capital..............................F - 5

     Statements of Cash Flows.....................................F - 6

Notes to Financial Statements.....................................F - 7

                     INDEPENDENT AUDITORS' REPORT



To the Partners
Common Goal Health Care
 Participating Mortgage Fund L.P.
Penn Yan, New York


We have audited the accompanying balance sheet of Common Goal Health Care Participating Mortgage Fund L.P. (a Delware limited partnership) as of December 31, 1998, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the management of Common Goal Health Care Participating Mortgage Fund L.P. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Common Goal Health Care Participating Mortgage Fund L.P. as of December 31, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements. Common Goal Health Care Participating Mortgage Fund L.P. has its primary asset concentrated in one mortgage loan.



                                /s/ Ehrhardt Keefe Steiner & Hottman PC
                                    Ehrhardt Keefe Steiner & Hottman PC

April 1, 1999
Denver, Colorado
                                      F - 1

                     Independent Auditors' Report




The Partners
Common Goal Health Care
  Participating Mortgage Fund, L.P.:


We have audited the accompanying balance sheets of Common Goal Health Care Participating Mortgage Fund, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Common Goal Health Care Participating Mortgage Fund, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period December 31, 1997, in conformity with generally accepted accounting principles.




                           /s/ KPMG LLP
                               KPMG LLP

Denver, Colorado
March 16, 1998

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                                  Balance Sheet
                                December 31, 1998


                                     Assets

Cash and cash equivalents ...............................     $  241,487
Accrued interest receivable .............................         26,649
Mortgage loan receivable (Note 2) .......................      1,567,664
                                                              ----------

                                                              $1,835,800
                                                              ==========

                        Liabilities and Partners' Capital

Accounts payable and accrued expenses ...................     $    4,000
Due to affiliates .......................................         74,657
                                                              ----------
   Total liabilities ....................................         78,657
                                                              ----------

Partners' capital
   General partners .....................................         67,204
   Limited partners .....................................      1,689,939
                                                              ----------
      Total partners' capital ...........................      1,757,143
                                                              ----------

                                                              $1,835,800
                                                              ==========

                       See notes to financial statements.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                              Statements of Income


                                               For the Years Ended
                                                   December 31,
                                             -------------------------
                                                1998          1997
                                             ----------     ----------
Revenue
  Interest income ......................     $  239,436     $  280,134
                                             ----------     ----------
    Total revenues .....................        239,436        280,134
                                             ----------     ----------

Expenses
  Professional fees ....................         48,703         62,219
  Fees to affiliates
    Management .........................         22,870         30,496
    Mortgage servicing .................          3,919          3,919
  Other ................................          5,386         34,280
                                                 80,878        130,914
                                             ----------     ----------

Net income .............................     $  158,558     $  149,220
                                             ==========     ==========

Net income allocated to general partners     $    3,171     $    2,983
Net income allocated to limited partners        155,387        146,237
                                             ----------     ----------

                                             $  158,558     $  149,220
                                             ==========     ==========

Basic earnings per limited partner unit      $      .08     $      .08
                                             ==========     ==========

Weighted average limited partner units
 outstanding ...........................      1,911,411      1,911,411
                                             ==========     ==========

                       See notes to financial statements.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                         Statements of Partners' Capital
                 For the Years Ended December 31, 1998 and 1997


                                                                               Total
                                              General         Limited         Partners'
                                              Partners        Partners         Capital
                                            -----------     -----------      -----------

Balance at December 31, 1996 ..........     $    61,050     $ 4,151,772      $ 4,212,822

Distributions to limited partners
 ($.43 per unit) ......................            --          (829,446)        (829,466)

Return of principal to limited partners
 ($.71 per unit) ......................            --        (1,361,360)      (1,361,360)

Net income ............................           2,983         146,237          149,220
                                            -----------     -----------      -----------

Balance at December 31, 1997 ..........          64,033       2,107,203        2,171,236

Distributions to limited partners ($.30            --          (572,651)        (572,651)
per unit)

Net income ............................           3,171         155,387          158,558
                                            -----------     -----------      -----------

Balance at December 31, 1998 ..........     $    67,204     $ 1,689,939      $ 1,757,143
                                            ===========     ===========      ===========

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                            Statements of Cash Flows



                                                        For the Years Ended
                                                             December 31,
                                                     ----------------------------
                                                         1998             1997
                                                     -----------      -----------

Cash flows from operating activities
   Net income ..................................     $   158,558      $   149,220
   Adjustments to reconcile net income to net
    cash provided by operating activities -
      Decrease in due from affiliates ..........            --              2,664
      Decrease (increase) in interest and
       other receivables .......................          16,184          (30,515)
      Decrease in accounts payable and accrued
       expenses ................................            --             (7,150)
      Increase in due to affiliates ............          45,554           16,562
                                                     -----------      -----------
                                                          61,738          (18,439)
                                                     -----------      -----------
           Net cash provided by operating
            activities .........................         220,296          130,781
                                                     -----------      -----------

Cash flows from financing activities
   Distributions and returns of principal
    to partners ................................        (572,651)      (2,190,806)
                                                     -----------      -----------
           Net cash used in financing activities        (572,651)      (2,190,806)
                                                     -----------      -----------

Net decrease in cash and cash equivalents ......        (352,355)      (2,060,025)

Cash and cash equivalents, beginning of year ...         593,842        2,653,867
                                                     -----------      -----------

Cash and cash equivalents, end of year .........     $   241,487      $   593,842
                                                     ===========      ===========


Supplemental disclosure of cash flow information: Interest paid was $0 for 1998 and 1997.

      Income taxes paid were $0 for 1998 and 1997.

                       See notes to financial statements.

       COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                     Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies

Common Goal Health Care Participating Mortgage Fund L.P. (the Partnership), a Delaware Limited Partnership, was formed on August 20, 1986 to invest in and make mortgage loans to third parties and affiliates involved in health care. Having sold more than the specified minimum of 116,000 units ($1,160,000), the Partnership commenced operations on July 21, 1987. The Partnership's offering terminated on February 20, 1989, with the Partnership having sold the specified maximum of 1,912,911 units ($19,129,110). There is no active public trading market for the units. At December 31, 1998, there were 1,577 unit holders.

The General Partners include Common Goal Capital Group, Inc., the Managing General Partner, and Common Goal Limited Partnership I, the Minority General Partner. Under the terms of the Partnership agreement, the General Partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership.

Under the term of the Partnership agreement, the Partnership reimbursed the General Partners for certain offering and organizational expenses incurred in connection with the issuance and distribution of the units in an amount fixed at 3.5% of gross offering proceeds. These offering and organizational expenses excluded broker/dealer selling commissions and included accountable due diligence expense reimbursements. Broker/dealer selling commissions of 9.5% of gross proceeds were also paid by the Partnership. Common Goal Securities, Inc.
(CGSI), an affiliate acting as managing dealer, received selling commissions of 2% of the gross offering proceeds and an additional 7.5% of the purchase price of all units sold directly by CGSI. Additionally, CGSI was reimbursed for all expenses incurred in connection with the offering and also received an amount equal to .5% of the gross offering proceeds for accountable expenses. Offering and organizational expenses were recorded as a reduction of partners' capital.

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

o    Government  regulation,   government  budgetary  constraints  and  proposed
     legislative and regulatory changes; and

Note 1 - Organization and Summary of Significant  Accounting  Policies
(continued)

o    Lawsuits alleging malpractice and related claims.

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

Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses paid on behalf of the Partnership. In 1998, the Managing General Partner was reimbursed by the Partnership for $54,566 of these expenses. The remaining expenses were paid directly by the Partnership.

Partnership Allocation of Income and Loss and Distributions

Net Income and Net Losses

Net income (except with respect to a Disposition, as defined, which includes any Partnership transaction not in the ordinary course of its business, including without limitation, collections of principal payments, equity participation payments, prepayments, prepayment penalties, sales, exchanges, foreclosures other dispositions of Mortgage Loans held by the Partnership, recoveries of damage awards and insurance proceeds (other than the receipt of subscriptions for Units, all forms of interest payments when due on Mortgage Loans or business or rental interruption insurance proceeds) and net loss of the Partnership is allocated 98% to Limited Partners and 2% to the General Partners.

Net income arising from a Disposition is allocated 98% to Limited Partners and 2% to the General Partners to the extent of any negative balances in the capital accounts of the Limited Partners, and then 100% to Limited Partners in an amount necessary to bring the Limited Partners' capital accounts up to an amount equal to their original contributions, as defined, which means the amount of $10.00 for each unit less the return of any amount of uninvested funds returned, as defined, plus the 11% per annum preferred cumulative return thereon (less previous distributions to the Limited Partners in repayment of such amounts). Remaining net income is allocated 85% to the Limited Partners and 5% to the General Partners.

Partnership Allocation of Income and Loss and Distributions (continued)

Net Income and Net Loss (continued)

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

    First, distributions to the limited partners equal to the 8% annual cumulative return on their adjusted contributions , defined as original contributions attributable to a unit, reduced by the total of cash distributed from disposition proceeds and from working capital reserves, for such year (plus any amounts accrued from prior years) have been made to the limited partners; and

    Second, payments of all previously subordinated management fees, if any, have been made.

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

Distributions of Disposition Proceeds

The managing general partner has the right to reinvest or distribute all disposition proceeds, through the end of the eleventh year after the date of the prospectus which is 1987. Non-liquidating distributions of disposition proceeds are distributed in the following order of priority, except as otherwise required by law:

    First, 100% to the limited partners until the limited partners have received an amount which, when added to prior distributions of disposition proceeds and cash from reserves attributable thereto, equals the original contributions of the limited partners;

Distributions of Disposition Proceeds (continued)

    Second, 100% to the limited partners until each limited partner has received an amount which, when added to all prior distributions to limited partners from all sources (including prior distributions in satisfaction of the 8% annual cumulative return but excluding distributions pursuant to above), equals the 11% per annum preferred cumulative return on their adjusted contributions, (calculated from the first day of the calendar quarter succeeding the quarter in which capital contributions were received);

    Third, 100% to the general partners until they have been paid 100% of the subordinated portion, if any, of (a) the partnership management fee, if any, and then (b) their 2% interest in adjusted cash from operations; and

    Fourth, the remainder, 85% to the limited partners and 15% to the general partners.

Dissolution and Returns of Principal

Since it was the intention of the managing general partner to liquidate the Partnership's assets between 1999 and 2004, the managing general partner will not reinvest loan proceeds in new mortgage loans. The partnership's last remaining mortgage loan, the joint venture loan, will mature on January 1, 2000. The partnership expects to commence an orderly liquidation in thereafter.

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

Allowance for Losses

An allowance for loan losses is provided, if necessary, at a level which the partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. There was no allowance for losses at December 31, 1998.

Federal Income Taxes

No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns. Net income for financial reporting purposes did not differ from net income for federal income tax purposes for the year ended December 31, 1998 and 1997.

Basic Earnings Per Limited Partner Unit

Basic earnings per limited partner unit is computed based on the weighted average limited partner units outstanding for the year dividend into the net income applicable to the Limited Partners.

There were no dilutive limited partnership units during 1998 or 1997.

Cash and Cash Equivalents

The partnership classifies all short-term investments with maturities of three months or less at the date of purchase as cash equivalents.

Concentration of Credit Risk

The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accrued interest receivable and a mortgage loan receivable. The Partnership maintains cash balances in bank deposit accounts which, at times, may exceed federally insured limits. At December 31, 1998, the Partnership's cash and cash equivalent balances were in excess of such limits by approximately $125,000.

The entire accrued interest receivable and mortgage loan receivable balance at December 31, 1998 are from a ten year, 13.7% mortgage loan provided by the Partnership to Honey Brook Medical Investors, Ltd. In order to mitigate the potential credit risk, the Partnership has also obtained a guaranty from an unrelated entity.

Recently Issued Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently the Company's only component, which would comprise comprehensive income, is its results of operations.

Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating
decision  maker  in  deciding  how  to  allocate   resources  and  in  assessing
performance.

SFAS No.'s 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier periods to be restated.

In February of 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which supercedes SFAS No.'s 87, 88, and 106. SFAS No. 132 addresses disclosure only and is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for prior periods is required. The adoption of SFAS No. 132 will have no current impact on the Company's financial statements, as no prior disclosures under SFAS No. 87, 88, or 106 were applicable.

In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS No.
133). SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15,1999. Initial application of SFAS No. 133 shall be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships shall be designated anew and documented under the provisions of this statement. The adoption of SFAS No. 133 shall not be retroactively applied. This statement currently has no impact on the financial statements of the Company, as the Company does not hold any derivative instruments or participate in any hedging activities.

Note 2 - Mortgage Loan Receivable

Mortgage loan receivable as of December 31, 1998 is as follows:

                         Basic                                    Face and
                       Interest      Maturity         Prior       Carrying
    Description          Rate          Date           Liens         Amount
-------------------   ----------  ---------------   ----------    ----------
Honey Brook loan         13.7%    January 1, 2000   $8,810,000    $1,567,664


The Honey Brook loan is a second mortgage loan secured by a health care related real property. Interest is payable monthly and the principal balance is due at maturity. The loan provides for the payment of additional interest based upon gross revenues of the property and the payment of a participation interest equal to a percentage of the increase in the fair value of the underlying facility at maturity or redemption, or pursuant to any sale of the facility, as defined. Participation interests are recorded as revenue when they are determinable, generally at maturity or redemption of the loan or pursuant to any sale of the facility. The property is subject to a first mortgage lien.

In 1990, Common Goal Health Care Pension and Income Fund L.P. II ("Commission Goal II"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the partnership and the partnership participated in a ten-year second mortgage loan in the original principal amount of $3,430,114 to an unaffiliated third party through a joint venture between the Partnership and Common Goal II (the "Joint Venture Loan"). At December 31, 1998, the Partnership's mortgage loan receivable included $1,567,664, representing the partnership's participation of 96.87% in the remaining $1,618,254 principal balance of the loan.

All property securing the Partnership's mortgage loan at December 31, 1998 is located in Pennsylvania.


Note 3 - Fair Value of Financial Instruments

The fair value of the Partnership's participation in the mortgage loan receivable differed from its carrying value as follows:

                                                    Carrying        Fair
                                                      Value         Value
                                                    ----------    ----------


December 31, 1998                                   $1,567,664    $1,614,678
                                                    ==========    ==========

The Partnership estimates the fair value of its participation in mortgage loan receivable by discounting future cash flows using an appropriate interest rate.

The carrying amounts at December 31, 1998 for cash and cash equivalents, accrued interest receivable, other receivables, due from and to affiliates, and accounts payable and accrued expenses approximated their fair values due to the short maturity of these instruments.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 20, 1999, the Partnership engaged Ehrhardt Keefe Steiner & Hottman PC as its independent auditors for the 1998 fiscal year. Reports on Form 8-K, 8-K/A and Form 8-K/A-2 reporting the event were filed on March 24, 1999, April 2, 1999 and April 9, 1999 respectively. There were no disagreements on financial statement disclosures or accounting matters covering the prior two fiscal years up through March 20, 1999 audited by the predecessor auditors.

                               PART III

Item 9. Directors Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

The Partnership does not have directors or officers. The following is a list of the officers and directors of the Managing General Partner as of March 31, 1999:


Name                       Age     Position
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

Item 10.   Executive Compensation.

The Partnership has no executive officers or directors. The Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities. However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 9 through 13 of the Partnership's Prospectus, which description is incorporated herein by reference. Set forth below are the fees, compensation and other reimbursements paid or accrued to Common Goal and its Affiliates for the year ended December 31, 1998.

                           Capacities in
                        which Compensation
     Name of Affiliate     was Received      Remuneration

     Common Goal           Management fee    $22,870

     Common Goal Mortgage  Mortgage loan     $ 3,919
     Company               servicing fees

No form of non-cash remuneration was paid by the Partnership.

For further information on compensation paid to Common Goal and its Affiliates, see "Management Compensation" on pages 9-13 of the Prospectus.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The Partnership, as an entity, does not have any directors or officers. The following is information concerning Unit ownership as of December 31, 1998.

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

Item 12.   Certain Relationships and Related Transactions.

The Partnership entered into the Joint Venture Loan with Common Goal II, an affiliated, publicly-offered limited partnership. On August 1, 1990, the joint venture made a $3,430,114 loan to an unaffiliated third party, which loan had a remaining principal balance of $1,618,254 at December 31, 1998. For further information concerning this Mortgage Loan, see "Item 1. Description of Business"
- "Existing Mortgage Loan" - "The Joint Venture Loan.

"The Partnership engages the services of Common Goal Mortgage Company, an affiliate of the General Partners, in connection with servicing Mortgage Loans for which Common Goal Mortgage Company is paid a fee. See Item 10, Executive Compensation, for the information concerning such fees.

Item 13.   Exhibits and Reports on Form 8-K.

(a)  (1) Financial Statements

          The response to this portion of Item 13 is submitted as a separate section of this report, commencing on page F-1.

     (2)  Financial Statement Schedules

           Not applicable.

     (3)  Exhibits

          See response to Item (c), below.

(b)  Reports on Form 8-K

     The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1998.

(c)  Exhibits

     The following exhibits are included herein or incorporated by reference:

     Number

     3.1 Second Amended and Restated Agreement of Limited Partnership of Registrant dated as of February 1, 1987 (incorporated by reference from the Registrant's Registration Statement (File No. 33- 8531) on Form S-11 filed under the Securities Act of 1933, as amended)

     3.2 Pages 9-13 of the Registrant's final prospectus dated February 20, 1987, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended. (incorporated by reference from the Registrant's Registration Statement (File No. 33- 8531) on Form S-11 filed under the Securities Act of 1933, as amended)

                              SIGNATURES

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

                               COMMON GOAL  HEALTH  CARE  PARTICIPATING
                               MORTGAGE FUND L.P.

                               By:  Common Goal  Capital  Group,  Inc.,
                                    General Partner

                               By:/s/ Albert E. Jenkins
                                 Albert E. Jenkins III
                                 Chairman and Chief Executive Officer

Date: April 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                  Position                 Date

/s/ Albert E.  Jenkins   Chairman (Principal    April 15, 1999
Albert E.  Jenkins III    Executive Officer),
                          President,
                          Principal Financial
                          and Accounting
                          Officer and
                          Director of
                          Managing General
                          Partner

/s/ Richard R.  Wood     Director of Managing  April 15, 1999
Richard R.  Wood          General Partner

/s/ William E. Jasper,Jr.
                          Director of Managing  April 15, 1999
William E.  Jasper, Jr.   General Partner

(A Majority of the Board of Directors of the Managing General Partner)