Form 10QSB/A
period 1998-09-30
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1999-05-07
CIK 800444

--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                  FORM 10-QSB/A



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

         The purpose of this filing is to amend and restate Part 1, Item 2, Management's Discussion and Analysis or Plan of Operations, of the Registrant's 10-QSB for the period ended September 30, 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operations
         ----------------------------------------------------------

         Liquidity and Capital Resources
         -------------------------------

         Common Goal Health Care Participating Mortgage Fund L.P., a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by real property (the "Mortgage Loan") comprised of a mix of first and junior Mortgage Loans, secured by health-care related properties. The Public Offering commenced on February 20, 1987 and continued through February 20, 1989, when the Public Offering terminated. Total gross offering proceeds raised were $19,129,110. Partnership assets decreased from $2,204,339 at December 31, 1997 to $1,861,368 at September 30, 1998. The decrease of $342,971 resulted primarily from cash distributions on January 2, April 2, and July 15 to the Limited Partners that were offset by net earnings for the period. As of September 30, 1998, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,567,664.

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

         The Partnership's balance of cash and cash equivalents at September 30, 1998 and December 31, 1997 was $277,521 and $593,842, respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1997 resulted from net earnings of $104,538, an increase due to affiliates of $29,143, a decrease in interest receivables of $26,650, all of which were offset by payments of $476,652 in dividend distributions. The net result was a decrease of cash and cash equivalents of $316,321. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the payment of mortgage loans. The Managing General
Partner continues to monitor the level of working capital reserves and may adjust the reserves as necessary to meet the Partnership's reserve requirements. The Partnership's success and the resultant rate of return to Unitholders is dependent upon, among other things, the continued ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loans. Since the Horizon Loan was charged off, the Riverview, SHALP, New Medico, Winthrop and Westwood Loans have been paid off, and the Joint Venture Loan paid down, the Partnership's rates of return have been and will be adversely impacted. The additional funds representing repayment of the above mentioned loans, net of distributions are being invested in accordance with Partnership guidelines.


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

         Year 2000 Compliance
         --------------------

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

         Some statements in this Form 10-QSB/A are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in the financial condition of the borrower and/or anticipated changes in expenses or capital expenditures.

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

DATED: May 5, 1999