Form 10QSB
period 1999-03-31
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1999-05-21
CIK 800444

--------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-QSB



(Mark One)
         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly period ended March 31, 1999


         ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from _________ to ________________

                         Commission File Number: 0-17600

                              --------------------

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
                        (A Delaware Limited Partnership)

                                 Balance Sheets
                                                                 March 31,     December 31,
                                                                    1999          1998
                                                                (Unaudited)
                                     Assets
                                     ------



Cash and cash equivalents ....................................   $  257,689   $  241,487
Accrued interest receivable ..................................       42,832       26,649
Mortgage loans receivable ....................................    1,567,664    1,567,664
                                                                 ----------   ----------

Total Assets .................................................   $1,868,185   $1,835,800
                                                                 ==========   ==========

                        Liabilities and Partners' Capital
                        ---------------------------------

Liabilities
Accounts payable and accrued expenses ........................   $    4,000   $    4,000
Due to affiliates ............................................       74,824       74,657
                                                                 ----------   ----------
                  Total liabilities ..........................       78,824       78,657
Partners' capital:
         General partners ....................................       67,848       67,204
         Limited partners ....................................    1,721,513    1,689,939
                                                                 ----------   ----------
                       Total partners' capital ...............    1,789,361    1,757,143
                                                                 ----------   ----------

Total Liabilities and Partners' Capital ......................   $1,868,185   $1,835,800
                                                                 ==========   ==========

See accompanying notes

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                              Statements of Income
                                  (Unaudited)

                                                            THREE MONTHS ENDED
                                                          March 31,      March 31,
                                                            1999           1998
                                                            ----           ----
Revenue
         Interest income .........................     $   49,621     $   61,589
                                                       ----------     ----------
                  Total Revenue ..................     $   49,621         61,589

Expenses

         Professional fees .......................          9,562         10,158
         Fees to affiliates:
          Management .............................          5,401          6,118
          Mortgage servicing .....................            980            980
         Other ...................................          1,460          1,568
                                                       ----------     ----------
                  Total Expenses .................         17,403         18,824
                                                       ----------     ----------
                  Net Income .....................     $   32,218     $   42,765
                                                       ==========     ==========

Net income allocated to general partners .........     $      644     $      855
Net income allocated to limited partners .........         31,574         41,910
                                                       ----------     ----------
                                                       $   32,218     $   42,765
                                                       ==========     ==========

Basic earnings per limited
 partner unit ....................................     $      .02     $      .02
                                                       ==========     ==========

Weighted average limited .........................      1,911,411      1,911,411
 partner units outstanding .......................      =========     ==========


See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,

                                                               1999                                      1998
                                             ----------------------------------------    ------------------------------------------

                                                                              TOTAL                                        TOTAL
                                                GENERAL     LIMITED         PARTNERS'      GENERAL        LIMITED        PARTNERS'
                                               PARTNERS     PARTNERS         CAPITAL       PARTNERS      PARTNERS         CAPITAL
                                               --------------------------------------   -------------------------------------------
Balance at beginning of period .........    $    67,204    $ 1,689,939    $ 1,757,143    $    64,033    $ 2,107,203     $ 2,171,236

Net Income .............................            644         31,574         32,218            855         41,910          42,765

Cash distributions to partners .........           --             --             --             --         (190,316)       (190,316)
                                            -----------    -----------    -----------    -----------    -----------     -----------

Balance at end of period ...............    $    67,848    $ 1,721,513    $ 1,789,361    $    64,888    $ 1,958,797     $ 2,023,685
                                            ===========    ===========    ===========    ===========    ===========     ===========


See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                     ---------------------

                                                                    MARCH 31,    MARCH 31,
                                                                      1999         1998
                                                                      ----         ----
Cash flows from operating activities:
         Net income ...........................................   $  32,218    $  42,765

         Adjustments to reconcile  net income to net cash
           provided by operating activities:
                  Decrease (increase) in interest receivable ..     (16,183)      26,651
                  Increase (decrease) in due to affiliates ....         167       13,765
                                                                  ---------    ---------
                      Net cash provided by operating activities      16,202       83,181
                                                                  ---------    ---------

Cash used in financing activities:
         Distribution to limited partners .....................        --       (190,316)
                                                                  ---------    ---------
                  Net cash used in financing activities .......        --       (190,316)
                                                                  ---------    ---------

Net increase (decrease) in cash and cash equivalents: .........      16,202     (107,135)

Cash and cash equivalents, beginning of period ................     241,487      593,842
                                                                  ---------    ---------

Cash and cash equivalents, end of period ......................   $ 257,689    $ 486,707
                                                                  =========    =========

See accompanying notes

                             COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                 March 31, 1999

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

         Management considers the necessity of reserving an allowance for loan losses based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of March 31, 1999.

         No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

         Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

         The accompanying unaudited financial statements as of and for the three months ended March 31, 1999 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring. The results are not necessarily indicative of the results for the entire year.

(2)      Mortgage Loan Receivable

         Information concerning the mortgage loan receivable as of March 31, 1999 is as follows:

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
                                                                      ----------
                                                                      $1,567,664
                                                                      ==========


         The loan is a second mortgage loan secured by healthcare related real properties. Interest is payable monthly with the principal balance generally due at maturity. The carrying value of the mortgage loan for tax purposes is the same as that for financial reporting purposes. As of March 31, 1999, the loan was current as to required regular interest payments.

Item 2. Management's Discussion and Analysis or Plan of 0perations
        ----------------------------------------------------------

         General
         -------

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

         Liquidity and Capital Resources
         -------------------------------

         Partnership assets increased from $1,835,800 at December 31, 1998 to $1,868,185 at March 31, 1999. The increase of $32,385 resulted primarily from net income for the period. As of March 31, 1999, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,567,664.

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

         The Partnership's balance of cash and cash equivalents at March 31, 1999 and December 31, 1998 was $257,689 and $241,487, respectively, which consisted of operating cash and working capital reserves. The increase in cash and cash equivalents of $16,202 from December 31, 1998 resulted from net income of $32,218, an increase of $16,183 in interest receivable, and a $167 increase due to affiliates. The Partnership is required to maintain reserves equal to not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the payment of mortgage loans.

         The Managing General Partner continues to monitor the level of working capital reserves and may adjust the reserves as necessary to meet the Partnership's reserve requirements.

         The Partnership's success and the resultant rate of return to holders of Units of limited partnership interest is dependent upon, among other things, the performance of the Partnership's last Mortgage Loan.

         Results of Operations
         ---------------------

         As of March 31, 1999, the Partnership had one Mortgage Loan. The Partnership invests all available funds (funds not invested in Mortgage Loans) in short term, temporary investments pending application to Partnership uses or distributions to limited partners. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership.

         During the quarters ended March 31, 1999 and 1998, the Partnership had net earnings of $32,218 and $42,765 based on total revenues of $49,621 and $61,589 and total expenses of $17,403 and $18,824, respectively. The decrease in net earnings is due to decreases in interest income primarily because distributions to Limited Partners resulted in a decrease in short term investments on which interest is received, but is offset partially by decreases of professional fees, management fees and in other expenses. The one remaining Mortgage Loan was current as to regular interest as of March 31, 1999.

         Year 2000 Compliance
         --------------------

         Information provided within this note constitutes a year 2000 readiness disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act.

         The year 2000 issue is the result of computer programs being written and microchips being programmed using two digits rather than four to define the applicable year. If not corrected, any program having time-sensitive software or equipment incorporating embedded microchips may recognize a date using "00" as the year 1900 rather than the year 2000 or may not recognize the year 2000 as a leap year. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be affected are accounts receivable, accounts payable, general ledger, cash management, computer hardware, telecommunication and property operating systems.

         The Partnership receives quarterly interest payments from a single borrower. The Partnership is in the process of obtaining documentation related to year 2000 readiness from its outside vendors, including its banks. The Partnership has received documentation from an outside vendor that maintains its books and records, indicating that the vendor is year 2000 compliant. The Partnership expects to complete the documentation phase by September 30, 1999. The Partnership expects to complete a contingency plan by September 30, 1999. The Partnership believes that based on the status of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical administrative and accounting operations on a manual basis or easily convert to systems that are year 2000 ready.

         Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in the financial condition of the borrower and/or anticipated changes in expenses or capital expenditures.

                           PART II - Other Information


Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 27, Financial Data Schedule

         (b)      Reports on Form 8-K

                  Reports on Form 8-K, 8-K/A and 8-K/A-2 were filed on March 24, 1999, April 2, 1999 and April 12, 1999, respectively, to disclose a change in the Registrant's accountants.

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


                        Common Goal Health Care Participating Mortgage Fund L.P.
                                                (Registrant)




                            By:      Common Goal Capital Group, Inc.,
                                     Managing General Partner


DATED: May 19, 1999                  /s/ Albert E. Jenkins, III
                                     -----------------------------------
                                     Albert E. Jenkins, III
                                     President, Chief Executive Officer
                                     and Acting Chief Financial Officer