Form 10QSB
period 1999-06-30
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1999-08-16
CIK 800444

-------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             -----------------------

                                   FORM 10-QSB



(Mark One)
     (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly period ended June 30, 1999


     ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the
         Transition period from                      to
                                --------------------   --------------------

                         Commission File Number: 0-17600

                                 --------------

            Common Goal Health Care Participating Mortgage Fund L.P. (Exact name of small business issuer as specified in its charter)


             Delaware                                           52-1475268
             --------                                          ----------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO

                         PART 1 - Financial Information

Item 1.  Financial Statements

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                                                           June 30,    December 31,
                                                                                             1999          1998
                                                                                             ----          ----
                                                                                         (Unaudited)

                                                      Assets
                                                      ------

Cash and cash equivalents .............................................................   $  316,085   $  241,487
Accrued interest receivable ...........................................................       26,649       26,649
Mortgage loan receivable ..............................................................    1,567,664    1,567,664
                                                                                          ----------   ----------

Total Assets ..........................................................................   $1,910,398   $1,835,800
                                                                                          ==========   ==========

                                         Liabilities and Partners' Capital
                                         ---------------------------------

Liabilities

Accounts payable and accrued expenses .................................................   $    4,000   $    4,000
Due to affiliates .....................................................................       95,839       74,657
                                                                                          ----------   ----------
              Total liabilities .......................................................       99,839       78,657

Partners' capital:
         General partners .............................................................       68,272       67,204
         Limited partners .............................................................    1,742,287    1,689,939
                                                                                          ----------   ----------
              Total partners' capital .................................................    1,810,559    1,757,143
                                                                                          ----------   ----------

Total Liabilities and Partners' Capital ...............................................   $1,910,398   $1,835,800
                                                                                          ==========   ==========

See accompanying notes

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)

                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     June 30,     June 30,     June 30,     June 30,
                                                                      1999         1998          1999         1998
                                                                      ----         ----          ----         ----

Revenue
-------

         Interest Income ......................................   $   50,051   $   51,098       99,672   $  112,687
                                                                  ----------   ----------   ----------   ----------
                  Total Revenue ...............................       50,051       51,098       99,672      112,687

Expenses
--------

         Professional fees ....................................       20,467       11,299       31,055       21,457
         Fees to affiliates:
          Management ..........................................        5,401        5,764       10,801       11,882
          Mortgage servicing ..................................          980          980        1,960        1,960
         Other ................................................        2,005        1,439        2,440        3,007
                                                                  ----------   ----------   ----------   ----------
                  Total Expenses ..............................       28,853       19,482       46,256       38,306
                                                                  ----------   ----------   ----------   ----------
                  Net Income ..................................   $   21,198   $   31,616   $   53,416   $   74,381
                                                                  ==========   ==========   ==========   ==========

Net income allocated to
general partners ..............................................   $      424   $      632   $    1,068   $    1,488

Net income allocated to
limited partners ..............................................       20,774       30,984       52,348       72,893
                                                                  ----------   ----------   ----------   ----------
                                                                  $   21,198   $   31,616   $   53,416   $   74,381
                                                                  ==========   ==========   ==========   ==========

Basic earnings per limited
 partner unit .................................................   $      .01   $      .02   $      .03   $      .04
                                                                  ==========   ==========   ==========   ==========

Weighted average limited ......................................    1,911,411    1,911,411    1,911,411    1,911,411
 partner units outstanding                                        ==========   ==========   ==========   ==========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,

                                                   1999                                     1998
                                 ---------------------------------------   ----------------------------------------

                                                                TOTAL                                      TOTAL
                                   GENERAL       LIMITED      PARTNERS'      GENERAL       LIMITED       PARTNERS'
                                   PARTNERS      PARTNERS      CAPITAL       PARTNERS      PARTNERS       CAPITAL
                                   -----------------------------------       ------------------------------------

Balance at beginning of period   $    67,204   $ 1,689,939   $ 1,757,143   $    64,033   $ 2,107,203    $ 2,171,236

Net income ...................         1,068        52,348        53,416         1,488        72,893         74,381

Distributions to partners ....          --            --            --            --        (378,540)      (378,540)
                                 -----------   -----------   -----------   -----------   -----------    -----------

Balance at end of period .....   $    68,272   $ 1,742,287   $ 1,810,559   $    65,521   $ 1,801,556    $ 1,867,077
                                 ===========   ===========   ===========   ===========   ===========    ===========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                      ----------------

                                                                                    JUNE 30,    JUNE 30,
                                                                                      1999        1998
                                                                                      ----        ----
Cash flows from operating activities:
         Net income ............................................................   $  53,416   $  74,381

         Adjustments to reconcile  net income to net cash  provided by operating activities:
                  Decrease (increase) in interest receivable ...................        --        26,650
                  Increase (decrease) in due to affiliates .....................      21,182      17,745
                                                                                   ---------   ---------
                      Net cash provided by operating activities ................      74,598     118,776
                                                                                   ---------   ---------

Cash used in financing activities:
         Distribution to limited partners ......................................        --      (378,540)
                                                                                   ---------   ---------
                  Net cash used in financing activities ........................        --      (378,540)
                                                                                   ---------   ---------

Net increase (decrease) in cash and cash equivalents: ..........................      74,598    (259,764)

Cash and cash equivalents, beginning of period .................................     241,487     593,842
                                                                                   ---------   ---------

Cash and cash equivalents, end of period .......................................   $ 316,085   $ 334,078
                                                                                   =========   =========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                  June 30, 1999

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

         The general partners are Common Goal Capital Group, Inc. as the managing general partner and Common Goal Limited Partnership I as the
         minority  general  partner.   Under  the  terms  of  the  Partnership's
         agreement of limited partnership, (the "Partnership Agreement") the general partners are not required to make any additional capital
         contributions   except  under  certain   limited   circumstances  upon
         termination of the Partnership.

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

         Management considers the necessity of reserving an allowance for loan losses based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of June 30, 1999.

         No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

         Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

         The accompanying unaudited financial statements as of and for the three and six months ended June 30, 1999 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring. The results are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on April 15, 1999.

(2)      Mortgage Loan Receivable
         ------------------------

         Information concerning mortgage loan receivable as of June 30, 1999 is as follows:

                                                                   Face and
                                Basic                              Carrying
                              Interest         Maturity           Amount of
         Description            Rate             Date              Mortgage
                                ----             ----              --------

         Honeybrook loan        13.7%       January 1, 2000       1,567,664
                                                                 ----------
                                                                 $1,567,664
                                                                 ==========


         The loan is a second mortgage loan secured by healthcare related real properties. Interest is payable monthly with the principal balance generally due at maturity. The carrying value of the mortgage loan for tax purposes is the same as that for financial reporting purposes. As of June 30, 1999, the loan was current as to required regular interest payments.




Item 2. Management's Discussion and Analysis or Plan of 0perations
        ----------------------------------------------------------


         General
         -------

         Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in the financial condition of the borrower and/or anticipated changes in expenses or capital expenditures, and compliance with year 2000 issues.

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

Liquidity and Capital Resources
-------------------------------

         Partnership assets increased from $1,835,800 at December 31, 1998 to $1,910,398 at June 30, 1999. The increase of $74,598 resulted primarily from net income for the period. As of June 30, 1999, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,567,664.

         The Partnership has structured its Mortgage Loans to provide for payment of quarterly distributions from investment income. The interest derived from the Mortgage Loans, repayments of Mortgage Loans and
         interest   earned  on   short-term  investments   contribute   to  the
         Partnership's   liquidity.   These  funds   are  used  to  make   cash
         distributions to Limited Partners, to pay normal operating expenses as they arise.

         The Partnership's balance of cash and cash equivalents at June 30, 1999 and December 31, 1998 was $316,085 and $241,487, respectively, which consisted of operating cash and working capital reserves The increase in cash and cash equivalents of $74,598 from December 31, 1998 resulted from net income of $53,416 and an increase in due to affiliates of $21,182. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the payment of mortgage loans.

         The Managing General Partner continues to monitor the level of working capital reserves and may adjust the reserves as necessary to meet the Partnership's reserve requirements.

         The Partnership's success and the resultant rate of return to holders of units of limited partnership interests is dependent upon, among other things, the performance of the Partnership's last Mortgage Loan.

         Results of Operations
         ---------------------

         As of June 30, 1999, the Partnership had one Mortgage Loan. The Partnership invests all available funds (funds not invested in Mortgage Loans ) in short term, temporary investments pending application to Partnership uses or distributions to limited partners. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership.

         During the six months ended June 30, 1999 and 1998, the Partnership had net earnings of $53,416 and $74,381 based on total revenues of $99,672 and $112,687 and total expenses of $46,256 and $38,306, respectively. For the six months ended June 30, 1999 and 1998, the the net earnings per limited partner unit was $.03 and $.04 respectively. For the three months ended June 30, 1999 and 1998, the Partnership had net earnings of $21,198 and $31,616 based on total revenues of $50,051 and $51,098 and total expenses of $28,853 and $19,482 respectively. For the three months ended June 30, 1999 and 1998, the net earnings per limited partner unit was $.01 and $.02 respectively.

         The decrease in net earnings for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. is due to decreases in interest income and an increase of $9,598 in professional fees, but is offset partially by a decrease of $1,081 in management fees and a $567 decrease in other expenses. The one remaining Mortgage Loan was current as to regular interest as of June 30, 1999.

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


Item 6           Exhibits and Reports on Form 8-K

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


                       Common Goal Health Care Participating Mortgage Fund L,P.
                       --------------------------------------------------------
                                          (Registrant)




                                   By:      Common Goal Capital Group, Inc.,
                                            Managing General Partner


DATED: August 13, 1999                      /s/Albert E. Jenkins, III
                                            -------------------------
                                            Albert E. Jenkins, III
                                            President, Chief Executive Officer
                                            and Acting Chief Financial Officer