Form 10QSB
period 1999-09-30
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 1999-11-15
CIK 800444

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-QSB



(Mark One)
       (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly period ended September 30, 1999


       ( )  Transition Report Under Section 13 or 15(d) of the Exchange Act For
            the Transition period from                      to
                                        -------------------    -----------------

                         Commission File Number: 0-17600

                            -----------------------

            Common Goal Health Care Participating Mortgage Fund L.P. (Exact name of small business issuer as specified in its charter)


             Delaware                                           52-1475268
         ----------------                                    ----------------
  (State or other Jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)


                                 215 Main Street
                            Penn Yan, New York, 14527
                       ----------------------------------
                    (Address of principal executive offices)


                                 (315) 536-5985
                             ----------------------
                           (Issuer's telephone number)


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
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                     September 30,  December 31,
                                                         1999          1998
                                                      ----------    ----------
                                                      (Unaudited)

                                     Assets
                                     ------

Cash and cash equivalents ............................   $  312,641   $  241,487
Accrued interest receivable ..........................       42,832       26,649
Mortgage loan receivable .............................    1,567,664    1,567,664
                                                         ----------   ----------

Total Assets .........................................   $1,923,137   $1,835,800
                                                         ==========   ==========

                        Liabilities and Partners' Capital
                        ---------------------------------

Liabilities

Accounts payable and accrued expenses ................   $    4,000   $    4,000
Due to affiliates ....................................       90,054       74,657
                                                         ----------   ----------
              Total liabilities ......................       94,054       78,657

Partners' capital:
         General partners ............................       68,643       67,204
         Limited partners ............................    1,760,440    1,689,939
                                                         ----------   ----------
              Total partners' capital ................    1,829,083    1,757,143
                                                         ----------   ----------

Total Liabilities and Partners' Capital ..............   $1,923,137   $1,835,800
                                                         ==========   ==========

See accompanying notes

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)


                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                         September 30,           September 30,
                                       1999        1998         1999         1998
                                       ----        ----         ----         ----
Revenue
-------

         Interest Income .......   $   50,624   $   77,197      150,296   $  167,234
                                   ----------   ----------   ----------   ----------
                  Total Revenue        50,624       77,197      150,296      167,234

Expenses
--------

         Professional fees .....       25,151       16,738       56,206       38,195
         Fees to affiliates:
          Management ...........        5,401        5,588       16,202       17,470
          Mortgage servicing ...          979          979        2,939        2,939
         Other .................          569        1,085        3,009        4,092
                                   ----------   ----------   ----------   ----------
                  Total Expenses       32,100       24,390       78,356       62,696
                                   ----------   ----------   ----------   ----------
                  Net Income and
                  Comprehensive
                  Income .......   $   18,524   $   52,807   $   71,940   $  104,538
                                   ==========   ==========   ==========   ==========

Net income allocated to
general partners - 2% ..........   $      371   $    1,056   $    1,439   $    2,090

Net income allocated to
limited partners - 98% .........       18,153       51,751       70,501      102,448
                                   ----------   ----------   ----------   ----------
                                   $   18,524   $   52,807   $   71,940   $  104,538
                                   ==========   ==========   ==========   ==========

Basic earnings per limited
 partner unit ..................   $      .01   $      .03   $      .04   $      .05
                                   ==========   ==========   ==========   ==========

Weighted average limited .......    1,911,411    1,911,411    1,911,411    1,911,411
 partner units outstanding         ==========   ==========   ==========   ==========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,

                                                  1999                                      1998
                                 ---------------------------------------   ----------------------------------------

                                                                TOTAL                                     TOTAL
                                   GENERAL       LIMITED       PARTNERS'      GENERAL      LIMITED       PARTNERS'
                                   PARTNERS      PARTNERS       CAPITAL       PARTNERS     PARTNERS      CAPITAL
                                 ---------------------------------------   ----------------------------------------

Balance at beginning of period   $    67,204   $ 1,689,939   $ 1,757,143   $    64,033   $ 2,107,203    $ 2,171,236

Net income ...................         1,439        70,501        71,940         2,090       102,448        104,538


Distributions to partners ....          --            --            --            --        (476,652)      (476,652)
                                 -----------   -----------   -----------   -----------   -----------    -----------

Balance at end of period .....   $    68,643   $ 1,760,440   $ 1,829,083   $    66,123   $ 1,732,999    $ 1,799,122
                                 ===========   ===========   ===========   ===========   ===========    ===========


See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                           -----------------
                                                                             September 30,
                                                                            1999        1998
                                                                            ----        ----
Cash flows from operating activities:
         Net income .................................................   $  71,940    $ 104,538

         Adjustments to reconcile  net income to net cash
          provided by operating activities:
                  Decrease (increase) in interest receivable ........     (16,183)      26,650
                  Increase (decrease) in due to affiliates ..........      15,397       29,143
                                                                        ---------    ---------
                      Net cash provided by operating activities .....      71,154      160,331
                                                                        ---------    ---------

Cash used in financing activities:
         Distribution to limited partners ...........................        --       (476,652)
                                                                        ---------    ---------
                  Net cash used in financing activities .............        --       (476,652)
                                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents: ...............      71,154     (316,321)

Cash and cash equivalents, beginning of period ......................     241,487      593,842
                                                                        ---------    ---------

Cash and cash equivalents, end of period ............................   $ 312,641    $ 277,521
                                                                        =========    =========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                               September 30, 1999

(1)      Organization and Summary of Significant Accounting, Policies
         ------------------------------------------------------------

         Common  Goal  Health  Care   Participating   Mortgage  Fund  L.P.  (the
         "Partnership") was formed on August 20, 1986 to invest in and make mortgage loans to third-parties involved in health care. On February 20, 1987, the Partnership commenced a public offering of limited partner units (the "Public Offering"). On July 21, 1987, the Partnership commenced operations, having previously sold more than the specified minimum of 116,000 units ($1,160,000). The Partnership's offering terminated on February 20, 1989 with the Partnership having sold the specified maximum of 1,912,911 units ($19,129,110). The Partnership has one remaining mortgage loan in its portfolio. The loan matures in January 2000 after which the General Partner will begin an orderly liquidation and dissolution of the Partnership.

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

         Management considers the necessity of reserving an allowance for loan losses based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of September 30, 1999.

         No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

         Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

         The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 1999 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring. The results are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 15, 1999.

(2)      Mortgage Loan Receivable
         ------------------------

         Information concerning mortgage loan receivable as of September 30, 1999 is as follows:

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
                                                                      ----------
                                                                      $1,567,664
                                                                      ==========


The loan is a second mortgage loan secured by healthcare related real properties. Interest is payable monthly with the principal balance generally due at maturity. The carrying value of the mortgage loan for tax purposes is the same as that for financial reporting purposes. As of September 30, 1999, the loan was current as to required regular interest payments.

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

         Liquidity and Capital Resources
         -------------------------------

         Partnership assets increased from $1,835,800 at December 31, 1998 to $1,923,137 at September 30, 1999. The increase of $87,337 resulted primarily from net income for the period. As of September 30, 1999, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,567,664.

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

         The Partnership's balance of cash and cash equivalents at September 30, 1999 and December 31, 1998 was $312,641 and $241,487, respectively, which consisted of operating cash and working capital reserves. The increase in cash and cash equivalents of $71,154 from December 31, 1998 resulted from net income of $71,940, an increase in interest receivable of $16,183 and an increase in due to affiliates of $15,397. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the payment of mortgage loans.

         The Managing General Partner continues to monitor the level of working capital reserves and may adjust the reserves as necessary to meet the Partnership's reserve requirements. However, the General Partners intend to commence an orderly liquidation and dissolution of the Partnership after the Partnership's remaining mortgage loan matures in January 2000.

         The Partnership's success and the resultant rate of return to holders of units of limited partnership interests is dependent upon, among other things, the performance of the Partnership's last Mortgage Loan.

         Results of Operations
         ---------------------

         As of September 30, 1999, the Partnership had one Mortgage Loan. The Partnership invests all available funds (funds not invested in Mortgage Loans) in short term, temporary investments pending application to Partnership uses or distributions to limited partners. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership.

         During the nine months ended September 30, 1999 and 1998, the Partnership had net earnings of $71,940 and $104,538 based on total revenues of $150,296 and $167,234 and total expenses of $78,356 and $62,696, respectively. For the nine months ended September 30, 1999 and 1998, the net earnings per limited partner unit was $.04 and $.05 respectively. For the three months ended September 30, 1999 and 1998, the Partnership had net earnings of $18,524 and $52,807 based on total revenues of $50,624 and $77,197 and total expenses of $32,100 and $24,390 respectively. For the three months ended September 30, 1999 and 1998, the net earnings per limited partner unit was $.01 and $.03 respectively.

         The decrease in net earnings for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. is due to decreases in interest income of $16,938 and an increase of $18,011 in professional fees, but is offset partially by a decrease of $1,268 in management fees and a $1,083 decrease in other expenses. The one remaining Mortgage Loan was current as to regular interest as of September 30, 1999.

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

         The Partnership receives quarterly interest payments from a single borrower. The Partnership is in the process of obtaining documentation related to year 2000 readiness from its outside vendors, including its banks. The Partnership has received documentation from an outside vendor that maintains its books and records, indicating that the vendor is year 2000 compliant. The Partnership has completed the documentation phase of its contingency plan. The Partnership believes that based on the status of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical administrative and accounting operations on a manual basis or easily convert to systems that are year 2000 ready.

                          PART II - Other Information


Items 1 through 5 are omitted because of the absence of conditions under which they are required.


Item 6   Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           Exhibit 27, Financial Data Schedule

                  (b)      Reports on Form 8-K
                           None

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


            Common Goal Health Care Participating Mortgage Fund L,P.
            --------------------------------------------------------
                                  (Registrant)




                                   By:      Common Goal Capital Group, Inc.,
                                            Managing General Partner


DATED: November 15, 1999                    /s/Albert E. Jenkins, III
                                            -------------------------
                                            Albert E. Jenkins, III
                                            President, Chief Executive Officer