Form 10KSB
period 1999-12-31
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 2000-04-14
CIK 800444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
                                       OR
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

                                 215 Main Street
                                  Penn Yan, New
                                   York 14527
               Address of principal executive offices) (Zip Code)
                                 (315) 536-5985
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Limited Partnership Interests

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 1999 were $ 260,216.

The aggregate original sales price of the units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 31, 2000 was $19,114,110 (1,580 investors). As of March 31, 2000, there was no market for these Units and no market is expected to develop. The aggregate sales price is accordingly not necessarily indicative of the price at which these Units would trade.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated February 20, 1987, and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                     PART I



Item 1.    Description of Business.

General.

     Common Goal Health Care Participating Mortgage Fund L.P. (the "Partnership") was organized on August 20, 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's general partners are Common Goal Capital Group, Inc. ("Common Goal" or the "Managing General Partner") and Common Goal Limited Partnership I (the "Minority General Partner") (collectively, the "General Partners"). With limited exceptions, Common Goal has exclusive control over the business of the Partnership, including the right to manage the Partnership's assets. The Partnership commenced operations on July 21, 1987 after having accepted subscriptions for more than the requisite minimum of 116,000 depositary units representing beneficial assignments of limited partnership interests (the "Depositary Units") in a public offering registered with the U.S. Securities and Exchange Commission on Form S-11 (the "Public Offering"). The Partnership raised a total of $19,129,110 in the Public Offering which terminated on February 20, 1989. On June 25, 1990, the Managing General Partner caused all holders of Depositary Units to be admitted to the Partnership as Limited Partners holding units of limited partnership interest (the "Units").

     The Partnership's primary business has been to invest in or make mortgage loans (the "Mortgage Loans"), comprised of a mix of first and junior Mortgage Loans, secured by health care-related real properties owned by unaffiliated entities. The Partnership did not own or acquire real property. The Partnership has one Mortgage Loan that remained outstanding as of March 31, 2000. On April 11, 2000, the Partnership agreed to extend the Mortgage Loan so that it will now mature on January 1, 2001. The Partnership does not intend to make additional Mortgage Loans and will commence liquidation when the last Mortgage Loan is repaid. See "Existing Mortgage Loan," below.

     The Partnership's objectives in making investments of the type described above were: (i) to preserve and protect the Partnership's capital; (ii) to provide quarterly distributions from investment income; and (iii) to provide for potential long-term appreciation of its Mortgage Loan investments, principally through participation payable at maturity of the Mortgage Loan or upon the sale or refinancing of the underlying property (the "Participation"). See "Existing Mortgage Loan" below regarding payment of the Participation on the Partnership's last outstanding Mortgage Loan.

     Partnership funds held pending distribution may be invested, at the direction of the Managing General Partner, in United States government securities, certificates of deposit of United States banks with a net worth of at least $20,000,000, repurchase agreements covering the securities of the United States government or governmental agencies, bankers' acceptances, commercial paper rated A-1 or better by Moody's Investors Service, Inc., money market funds having assets in excess of $100,000,000, interest-bearing time deposits in banks and thrift institutions or any combination of these investments.

     The Partnership conducts its operations so that it is not subject to regulation under the Investment Company Act of 1940. Generally, the term "investment company" would not include the Partnership unless, after a one-year period, the Partnership, among other things, were to be engaged primarily, or were to hold itself out as being engaged primarily, or were to propose to engage primarily, in the business of investing, reinvesting or trading in securities, or if it were to have more than 40% of its total assets, excluding cash and government securities, invested in "investment securities" as that term is defined in the Investment Company Act of 1940. Based on this test, the Partnership is not an investment Company.

     The Partnership is not subject to federal income taxes as the liability for such taxes is that of the Partners rather than the Partnership.

Existing Mortgage Loan.

     The Partnership's last outstanding mortgage loan (the "Joint Venture
Loan") was made in August 1990 through a joint venture (the "Joint Venture") with Common Goal Pension and Income Fund L.P. II (Common Goal II"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the Partnership.

     The Joint Venture, CGI-CGII Honeybrook General Partnership, a Maryland general partnership (the "Lender"), entered into an Amended and Restated Loan Agreement (the "Loan Agreement") with Honey Brook Medical Investors, Ltd. ("Medical"), Honey Brook Retirement Investors, Ltd. ("Retirement"), Forest L. Preston ("Preston"), Fred L. Lester ("Lester") and Charles E. Jabaley ("Jabaley") (collectively, the "Borrowers"). Medical holds title to property referred to as Hickory House Nursing Home located in Honey Brook, Pennsylvania ("Hickory House"). Retirement holds title to the property referred to as Heatherwood Retirement Center also located in Honey Brook, Pennsylvania ("Heatherwood"). Life Care Centers of America, Inc. ("Life Care") or its affiliates operate Hickory House and Heatherwood.

     The Loan Agreement provided for a Loan in the principal amount of $3,430,113.95, which initially was funded by the Partnership. Common Goal II subsequently funded $95,600 of the loan principal in 1991, which decreased the Partnership's portion of the Joint Venture Loan to $3,334,514. The loan was originally collateralized by an absolute assignment of all of the general and limited partnership interests in Medical and Retirement, a Junior Mortgage on Hickory House; and guaranties of Preston, Lester, Jabaley and Life Care. The Loan Agreement provided for Basic Interest of 13.7% per annum payable monthly in advance at 12% per annum with 1.7% deferred and paid annually and Additional Interest consisting of two components (participation in gross revenues and participation in appreciation).

     On December 3, 1993, Lender and Borrowers executed a First Amendment to the Amended and Restated Loan Agreement (the "First Amendment") pursuant to which the description of the Collateral was amended to eliminate the Mortgage and the calculation of Additional Interest was amended to provide that the fair market value of the Hickory House portion of the Collateral was deemed to be $6,400,000. Thus, while the Mortgage on Hickory House was released and a fair market value was attributed to that property (for purpose of subsequent calculation Additional Interest), Lender continued to be entitled to participate in gross revenues and appreciation in Heatherwood and Hickory House. At December 31, 1999 and 1998, the Joint Venture Loan had an outstanding balance of $1,618,254, with the Partnership's portion being approximately $1,567,664 and Common Goal II's portion being approximately $50,590.

     In January, 2000, Borrowers requested an extension of the maturity date to March 31, 2000. Lender agreed provided that Borrowers paid down the principal balance of the loan by $500,000, which amount was paid in February 2000. The amount was applied first to pay of the $50,590 principal due Common Goal II and the balance of $449,410 was applied to pay down the Partnership's principal to $1,168,844 . On April 11, 2000, the Lender and the Borrowers agreed that $235,000 of Additional Interest was due, of which $200,000 would be paid by May 5, 2000, and the $35,000 balance would be paid when the loan matures on January 1, 2001. The Partnership will receive all but $7,355 of the Additional Interest which will be paid to Common Goal II on May 5, 2000. Commencing as of April 1, 2000, the Borrowers will make payments of interest only on the Mortgage Loan at a rate of 10.5% per annum.

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

     Dissolution and Returns of Principal. Since it was the intention of the Managing General Partner to liquidate the Partnership's assets between 1999 and 2004, the Managing General Partner will not reinvest loan proceeds in new Mortgage Loans. The Partnership's last remaining Mortgage Loan, the Joint Venture Loan, matured in January 2000, but was extended to March 31, 2000 in return for a paydown of principal by $500,000. See "Existing Mortgage Loan" above regarding an issue that has arisen regarding the amount of Additional Interest Due. The Partnership intends to commence an orderly liquidation thereafter.

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

Item 2. Description of Property.

      The Partnership owned no real property as of December 31, 1999.

Item 3. Legal Proceedings.

      The Partnership is not a party to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the last quarter of 1999.

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

     The Revenue Act of 1987 contains provisions which may have an adverse impact on investors in certain "publicly traded partnerships." If the Partnership were to be classified as a "publicly traded partnership," income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities after December 17, 1987, would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership."

     At March 31, 2000, 1,911,411 Units were outstanding and were held by approximately 1580 holders of record.

     The Partnership made no distributions to Limited Partners during 1999. The Partnership made distributions to Limited Partners of $572,651 or $.30 per Unit during 1998.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     Liquidity and Capital Resources. Common Goal Health Care Participating Mortgage Fund L.P., a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by real property comprised of a mix of first and junior Mortgage Loans, secured by health care related properties.

     Partnership assets increased to $2,262,219 at December 31, 1999 from $1,835,800 at December 31, 1998. The increase from 1998 to 1999 ($426,419 or approximately 23%) resulted primarily from an increase of mortgage receivable by $227,645 and an increase of cash and cash equivalents by $140,190, an increase of accrued interest receivable by $58,584, and the fact that there were no repayments of Mortgage Loan receivables. As of December 31, 1999, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,795,309.

     The Partnership structured its Mortgage Loans to provide for payment of quarterly distributions from investment income. The final payment of principal with respect to the Partnership's last remaining Mortgage Loan is now due on January 1, 2001. The Partnership will thereafter commence liquidation. Funds remaining after payment of final expenses will be distributed to Limited Partners. Reference is made to "Item 1. Description of Business" and the "Notes to the Financial Statements" in "Item 7. Financial Statements" for further information regarding such Mortgage Loan investments.

     The Partnership's balance of cash and cash equivalents at December 31, 1999 and 1998 was $381,677 and $241,487 respectively, which consisted of operating cash and working capital reserves. The increase in cash and cash equivalents from December 31, 1998 resulted from net income of $166,922 offset by an increase in interest receivable and an increase in current liabilities. Dividend distributions noted as a return of capital represent those distributions which are in excess of current year earnings. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,291), but currently maintains a reserve in excess of that amount, $381,677 at December 31, 1999. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the repayment of mortgage loans.

     Results of Operations. The Partnership was organized in August 1986. The Partnership funded seven Mortgage Loans between 1987 and 1990, including a loan made by a venture between the Partnership and Common Goal II in August 1990. At December 31, 1999, the Partnership had one remaining Mortgage Loan. Since commencement of operations in July of 1987, the Partnership invested available funds (funds not invested in Mortgage Loans) in short-term investments. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership.

     During the years ended December 31, 1999 and 1998 the Partnership had net income of $166,922 and $158,558, based on total revenues of $260,216 and $239,436, and total expenses of $93,294 and $80,878 respectively. The Partnership's net income per Limited Partner Unit was $.09 per Unit in 1999 and $.08 per Unit in 1998. The Partnership made no distributions to Limited Partners in 1999 and $.30 per Unit in 1998.

     The distributions may not remain at the present level as a result of loan payoffs. The General Partners are currently reviewing the distribution policy and the matters of the additional reserves now being held. The Partnership receives a lesser rate of return from its short-term investments than it would receive from the loans, thereby reducing funds available for distribution.

     Expenses increased in 1999 by $12,416 primarily because of an increase of $15,812 in professional fees and a decrease of $2,129 in miscellaneous expenses.

     Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses paid on behalf of the Partnership. In 1999 and 1998, the Managing General Partner was reimbursed by the Partnership for $66,567 and $54,566, of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to the Limited Partners.

     Subsequent Event. On February 14, 2000, the Borrowers repaid $500,000 of the outstanding balance of the Joint Venture Loan ($50,590 of which was used to pay down the Common Goal II portion of the Joint Venture Loan). On April 11, 2000 the Lender and Borrowers agreed to pay Additional Interest of $235,000, of which $200,000 would be paid on May 5, 2000 and $35,000 would be paid when the loan matures on January 1, 2001. The Partnership will receive all but $7,355 of the Additional Interest, which amount will be paid to Common Goal II on May 5, 2000.

      Year 2000 Compliance.

      Impact of Year 2000

     In prior periods, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999 the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties. The Partnership had no expense in 1999 and does not anticipate any additional expense resulting from Year 2000 issues. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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








            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.





                           Table of Contents

                                                                  Page

Independent Auditors' Reports.....................................F - 1

Financial Statements

     Balance Sheet................................................F - 2

     Statements of Income.........................................F - 3

     Statements of Partners' Capital..............................F - 4

     Statements of Cash Flows.....................................F - 5

Notes to Financial Statements.....................................F - 6

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Common Goal Health Care
 Participating Mortgage Fund L.P.
Penn Yan, New York


We have audited the accompanying balance sheet of Common Goal Health Care Participating Mortgage Fund L.P. (a Delware limited partnership) as of December 31, 1999 and the related statements of income, partners' capital and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the management of Common Goal Health Care Participating Mortgage Fund L.P. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Common Goal Health Care Participating Mortgage Fund L.P. as of December 31, 1999 and the results of its operations and cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.





                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

March 16, 2000
Denver, Colorado
                                      F - 1

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                                  Balance Sheet
                                December 31, 1999


                                     Assets
Cash and cash equivalents ...............................     $  381,677
Accrued interest receivable .............................         85,233
Mortgage loan receivable (Note 2) .......................      1,795,309
                                                              ----------

                                                              $2,262,219
                                                              ==========

                        Liabilities and Partners' Capital

Accounts payable and accrued expenses ...................     $     --
Due to affiliates .......................................        110,509
Deferred revenue (Note 2) ...............................        227,645
                                                              ----------
   Total liabilities ....................................        338,154

Partners' capital
   General partners .....................................         70,542
   Limited partners .....................................      1,853,523
                                                              ----------
      Total partners' capital ...........................      1,924,065
                                                              ----------

                                                              $2,262,219
                                                              ==========


                       See notes to financial statements.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                              Statements of Income


                                                For the Years Ended
                                                   December 31,
                                             -------------------------
                                                1999           1998
                                             ----------     ----------

Revenue
  Interest income ......................     $  260,216     $  239,436
                                             ----------     ----------
    Total revenues .....................        260,216        239,436
                                             ----------     ----------

Expenses
  Professional fees ....................         64,515         48,703
  Fees to affiliates
    Management .........................         21,603         22,870
    Mortgage servicing .................          3,919          3,919
  Other ................................          3,257          5,386
                                             ----------     ----------
                                                 93,294         80,878
                                             ----------     ----------

Net income .............................     $  166,922     $  158,558
                                             ==========     ==========

Net income allocated to general partners     $    3,338     $    3,171
Net income allocated to limited partners        163,584        155,387
                                             ----------     ----------
                                             $  166,922     $  158,558
                                             ==========     ==========

Basic earnings per limited partner unit      $      .09     $      .08
                                             ==========     ==========

Weighted average limited partner units
 outstanding ...........................      1,911,411      1,911,411
                                             ==========     ==========



                       See notes to financial statements.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                         Statements of Partners' Capital
                 For the Years Ended December 31, 1999 and 1998


                                                                               Total
                                             General          Limited         Partners'
                                             Partners         Partners         Capital
                                            -----------     -----------      -----------
Balance at December 31, 1997 ..........     $    64,033     $ 2,107,203      $ 2,171,236

Distributions to limited partners ($.30
 per unit) ............................            --          (572,651)        (572,651)

Net income ............................           3,171         155,387          158,558
                                            -----------     -----------      -----------
Balance at December 31, 1998 ..........          67,204       1,689,939        1,757,143

Net income ............................           3,338         163,584          166,922
                                            -----------     -----------      -----------

Balance at December 31, 1999 ..........     $    70,542     $ 1,853,523      $ 1,924,065
                                            ===========     ===========      ===========


                       See notes to financial statements.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                            Statements of Cash Flows



                                                      For the Years Ended
                                                          December 31,
                                                     ------------------------
                                                        1999          1998
                                                     ---------      ---------
Cash flows from operating activities
   Net income ..................................     $ 166,922      $ 158,558
                                                     ---------      ---------
   Adjustments to reconcile net income to net
    cash provided by operating activities -
      Increase in mortgage receivable ..........      (227,645)          --
      Decrease (increase) in interest and other
       receivables .............................       (58,584)        16,184
      Decrease in accounts payable and accrued
       expenses ................................        (4,000)          --
      Increase in due to affiliates ............        35,852         45,554
      Increase in deferred revenue .............       227,645           --
                                                     ---------      ---------
                                                       (26,732)        61,738
                                                     ---------      ---------
           Net cash provided by operating
            activities .........................       140,190        220,296
                                                     ---------      ---------

Cash flows from financing activities
   Distributions and returns of principal to
    partners ...................................          --         (572,651)
                                                     ---------      ---------
           Net cash used in financing activities          --         (572,651)
                                                     ---------      ---------

Net increase (decrease) in cash and cash
 equivalents ...................................       140,190       (352,355)

Cash and cash equivalents, beginning of year ...       241,487        593,842
                                                     ---------      ---------

Cash and cash equivalents, end of year .........     $ 381,677      $ 241,487
                                                     =========      =========

Supplemental disclosure of cash flow information:
     Interest paid was $0 for 1999 and 1998.

     Income taxes paid were $0 for 1999 and 1998.


                       See notes to financial statements.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                          Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies

Common Goal Health Care Participating Mortgage Fund L.P. (the Partnership), a Delaware Limited Partnership, was formed on August 20, 1986 to invest in and make mortgage loans to third parties and affiliates involved in health care. Having sold more than the specified minimum of 116,000 units ($1,160,000), the Partnership commenced operations on July 21, 1987. The Partnership's offering terminated on February 20, 1989, with the Partnership having sold the specified maximum of 1,912,911 units ($19,129,110). There is no active public trading market for the units. At December 31, 1999, there were 1,580 unit holders.

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

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                          Notes to Financial Statements


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

Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses paid on behalf of the Partnership. In 1999 and 1998, the Managing General Partner was reimbursed by the Partnership for $66,567 and $54,566, respectively, of these expenses. The remaining expenses were paid directly by the Partnership.

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

Allowance for Losses

An allowance for loan losses is provided, if necessary, at a level which the partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. There was no allowance for losses at December 31, 1999 and 1998.

Federal Income Taxes

No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns. Net income for financial reporting purposes did not differ from net income for federal income tax purposes for the year ended December 31, 1999 and 1998.

Basic Earnings Per Limited Partner Unit

Basic earnings per limited partner unit is computed based on the weighted average limited partner units outstanding for the year dividend into the net income applicable to the Limited Partners.

There were no dilutive limited partnership units during 1999 or 1998.

Cash and Cash Equivalents

The partnership classifies all short-term investments with maturities of three months or less at the date of purchase as cash equivalents.

Concentration of Credit Risk

The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accrued interest receivable and a mortgage loan receivable. The Partnership maintains cash balances in bank deposit accounts which, at times, may exceed federally insured limits. At December 31, 1999, the Partnership's cash and cash equivalent balances were in excess of such limits by approximately $265,500.

The entire accrued interest receivable and mortgage loan receivable balance at December 31, 1999 and 1998 are from a ten year, 13.7% mortgage loan provided by the Partnership to Honey Brook Medical Investors, Ltd.

Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Note 2 - Mortgage Loan Receivable

Mortgage loan receivable as of December 31, 1999 and 1998 are as follows:

                          Basic                                        Face and
                         Interest      Maturity           Prior        Carrying
   Description             Rate          Date             Liens         Amount
-------------------     ---------   ---------------    ------------   ----------

Honey Brook loan          13.7%     January 1, 2001     $8,810,000    $1,795,309

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

On January 1, 2000, the Honey Brook loan matured. Subsequent to year end, the Partnership and Common Goal Health Care Pension and Income Fund L.P. II received $500,000 in February 2000 and renegotiated the loan terms which included an increase in the loan balance of approximately $235,000 representing a participation in the increase in value of the underlying properties. In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", $227,645 of the participation was not recognized as income during 1999. The Partnership has recorded $227,645 of the participation amount representing its share of the joint venture loan, as deferred revenue, and the interest thereon will be recognized as it is earned. The renegotiated outstanding mortgage balance will earn interest at a 10.5% interest rate and will be paid monthly. Based on the new loan agreement, the Partnerships will receive $200,000 on May 5, 2000, with the remaining balance payable upon maturity at January 1, 2001.

In 1990, Common Goal Health Care Pension and Income Fund L.P. II ("Commission Goal II"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the partnership and the partnership participated in a ten-year second mortgage loan in the original principal amount of $3,430,114 to an unaffiliated third party through a joint venture between the Partnership and Common Goal II (the "Joint Venture Loan"). At December 31, 1999 and 1998, the Partnership's mortgage loan receivable included $1,567,664, representing the partnership's participation of 96.87% in the remaining $1,618,254 principal balance of the loan.

All property securing the Partnership's mortgage loan at December 31, 1999 and 1998 is located in Pennsylvania.

Note 3 - Fair Value of Financial Instruments

The fair value of the Partnership's participation in the mortgage loan receivable did not differ from its carrying value as the rate of interest on the refinanced loan balance approximated the market rate for commensurate loans as follows:

                                                    Carrying        Fair
                                                      Value         Value
                                                    ----------    ----------

December 31, 1999                                   $1,795,309    $1,795,309

The Partnership estimates the fair value of its participation in mortgage loan receivable by discounting future cash flows using an appropriate interest rate.

The carrying amounts at December 31, 1999 and 1998 for cash and cash equivalents, accrued interest receivable, other receivables, due from and to affiliates, and accounts payable and accrued expenses approximated their fair values due to the short maturity of these instruments.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 20, 1999, the Partnership engaged Ehrhardt Keefe Steiner &
Hottman PC as its independent auditors for the 1998 fiscal year. Reports on From 8-K, 8-K/A and Form 8-K/A-2 reporting the event were filed on March 24, 1999, April 2, 1999 and April 9, 1999 respectively. There were no reporting disagreements on financial statement disclosures or accounting matters covering the prior two fiscal years up through March 20, 1999 audited by the predecessor auditors.

                                    PART III

Item 9. Directors Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

     The Partnership does not have directors or officers. The following is a list of the officers and directors of the Managing General Partner as of March 31, 2000:



--------------------------------------------------------------------------------
Name                         Age     Position

Albert E. Jenkins III        52      Chairman of the Board, Chief
                                      Executive Officer, President,
                                      Treasurer and Director
Richard R.  Wood             76      Director
William Jasper               83      Director

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

Item 10.   Executive Compensation.

     The Partnership has no executive officers or directors. The Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities. However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 9 through 13 of the Partnership's Prospectus, which description is incorporated herein by reference. Set forth below are the fees, compensation and other reimbursements paid or accrued to Common Goal and its Affiliates for the year ended December 31, 1999.

                              Capacities in
                            which Compensation
     Name of Affiliate         was Received           Remuneration

     Common Goal             Management fee              $21,603

     Common Goal Mortgage    Mortgage loan               $ 3,919
      Company                 servicing fees

No form of non-cash remuneration was paid by the Partnership.

For further information on compensation paid to Common Goal and its Affiliates, see "Management Compensation" on pages 9-13 of the Prospectus.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The Partnership, as an entity, does not have any directors or officers. The following is information concerning Unit ownership as of December 31, 1999.

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

Item 12. Certain Relationships and Related Transactions.

     The Partnership entered into the Joint Venture Loan with Common Goal II, an affiliated, publicly-offered limited partnership. On August 1, 1990, the joint venture made a $3,430,114 loan to an unaffiliated third party, which loan had a remaining principal balance of $1,618,254 at December 31, 1999. For further information concerning this Mortgage Loan, see "Item 1. Description of Business" - "Existing Mortgage Loan" - "The Joint Venture Loan.

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

        (2)     Financial Statement Schedules

                Not applicable.

        (3)     Exhibits

                See response to Item (c), below.

(b)        Reports on Form 8-K

           The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1999.

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

Date: April 14, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                   Position                 Date

/s/ Albert E.  Jenkins      Chairman (Principal        April 14, 2000
----------------------       Executive Officer),
Albert E. Jenkins III        President,
                             Principal Financial
                             and Accounting
                             Officer and
                             Director of
                             Managing General
                             Partner

/s/ Richard R.  Wood        Director of Managing       April 14, 2000
-----------------------      General Partner
Richard R.  Wood

/s/ William E. Jasper, Jr.  Director of Managing       April 14, 2000
-----------------------      General Partner
William E.  Jasper, Jr.

(A Majority of the Board of Directors of the Managing General Partner)