Form 10QSB
period 2000-03-31
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 2000-05-15
CIK 800444

--------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



(Mark One)
         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly period ended March 31, 2000


         ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from ____________ to _______________


                        Commission File Number: 0-17600

                            _______________________


            Common Goal Health Care Participating Mortgage Fund L.P. (Exact name of small business issuer as specified in its charter)


            Delaware                                           52-1475268
----------------------------------                         ------------------
  (State or other Jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)


                                 215 Main Street
                            Penn Yan, New York, 14527
                         -------------------------------
                    (Address of principal executive offices)


                                 (315) 536-5985
                              ---------------------
                           (Issuer's telephone number)


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
                        (A Delaware Limited Partnership)

                                 Balance Sheets
                                                              March 31,   December 31,
                                                                2000         1999
                                                            -----------   ----------
                                                            (Unaudited)
                                     Assets
                                     ------

Cash and cash equivalents                                    $  998,831   $  381,677
Accrued interest receivable                                      16,182       85,233
Mortgage loan receivable                                      1,353,255    1,795,309
                                                             ----------   ----------

Total Assets                                                 $2,368,268   $2,262,219
                                                             ==========   ==========

                       Liabilities and Partners' Capital
                        ---------------------------------

Liabilities

Accounts payable and accrued expenses                        $     --     $     --
Due to affiliates                                               183,398      110,509
Accrued Distribution                                            500,000         --
Deferred Revenue                                                227,645      227,645
                                                             ----------   ----------
              Total liabilities                                 911,043      338,154
Partners' capital:
         General partners                                        71,205       70,542
         Limited partners                                     1,386,020    1,853,523
                                                             ----------   ----------
              Total partners' capital                         1,457,225    1,924,065
                                                             ----------   ----------

Total Liabilities and Partners' Capital                      $2,368,268   $2,262,219
                                                             ==========   ==========

See accompanying notes

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                               March 31,
                                                         2000             1999
                                                     ----------       ----------
Revenue
-------

         Interest Income                             $   56,653       $   49,621
                                                     ----------       ----------
                  Total Revenue                          56,653           49,621

Expenses
--------

         Professional fees                                6,666            9,562
         Fees to affiliates:
          Management                                      5,401            5,401
          Mortgage servicing                                980              980
         Other                                           10,446            1,460
                                                     ----------       ----------
                  Total Expenses                         23,493           17,403
                                                     ----------       ----------
         Net Income and
         Comprehensive Income                        $   33,160       $   32,218
                                                     ==========       ==========

Net income allocated to
general partners - 2%                                $      663       $      644

Net income allocated to
limited partners - 98%                                   32,497           31,574
                                                     ----------       ----------
                                                     $   33,160       $   32,218
                                                     ==========       ==========

Basic earnings per limited
 partner unit                                        $      .02       $      .02
                                                     ==========       ==========

Weighted average limited                              1,911,411        1,911,411
  partner units outstanding                          ==========       ==========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,

                                                   2000                                     1999
                                 ---------------------------------------   ----------------------------------------

                                                                TOTAL                                       TOTAL
                                   GENERAL       LIMITED       PARTNERS'        GENERAL      LIMITED       PARTNERS'
                                   PARTNERS      PARTNERS       CAPITAL         PARTNERS     PARTNERS      CAPITAL
                                 ---------------------------------------   ----------------------------------------
Balance at beginning of period   $    70,542   $ 1,853,523    $ 1,924,065    $    67,204   $ 1,689,939   $ 1,757,143

Net income                               663        32,497         33,160            644        31,574        32,218

Distributions to partners               --        (500,000)      (500,000)          --            --            --
                                 -----------   -----------    -----------    -----------   -----------   -----------

Balance at end of period         $    71,205   $ 1,386,020    $ 1,457,225    $    67,848   $ 1,721,513   $ 1,789,361
                                 ===========   ===========    ===========    ===========   ===========   ===========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                                   MARCH 31,   MARCH 31,
                                                                     2000        1999
                                                                  ---------   ---------
Cash flows from operating activities:
         Net income                                               $  33,160   $  32,218

         Adjustments to reconcile  net income to net cash
           provided by operating activities:
                  Decrease (increase) in interest receivable         69,051     (16,183)
                  Increase (decrease) in due to affiliates           72,889         167
                  Decrease (increase) in mortgage
                     loan receivable                                442,054     442,054
                                                                  ---------   ---------
                      Net cash provided by operating activities     617,154      16,202
                                                                  ---------   ---------

Cash used in financing activities:
         Distribution to limited partners                              --          --
                                                                  ---------   ---------
                  Net cash used in financing activities                --          --
                                                                  ---------   ---------

Net increase in cash and cash equivalents:                          617,154      16,202

Cash and cash equivalents, beginning of period                      381,677     241,487
                                                                  ---------   ---------

Cash and cash equivalents, end of period                          $ 998,831   $ 257,689
                                                                  =========   =========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                 March 31, 2000

(1)      Organization and Summary of Significant Accounting, Policies
         ------------------------------------------------------------

         Common  Goal  Health  Care   Participating   Mortgage  Fund  L.P.  (the
         "Partnership") was formed on August 20, 1986 to invest in and make mortgage loans to third-parties involved in health care. On February 20, 1987, the Partnership commenced a public offering of limited partner units (the "Public Offering"). On July 21, 1987, the Partnership commenced operations, having previously sold more than the specified minimum of 116,000 units ($1,160,000). The Partnership's offering terminated on February 20, 1989 with the Partnership having sold the specified maximum of 1,912,911 units ($19,129,110). The Partnership has one remaining mortgage loan in its portfolio. The loan matures in January 2001 after which the General Partner will begin an orderly liquidation and dissolution of the Partnership.

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

         Management considers the necessity of reserving an allowance for loan losses based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of March 31, 2000.

         No provision for income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

         Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

         The accompanying unaudited financial statements as of and for the three months ended March 31, 2000 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring. The results are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 14, 2000.

(2)      Mortgage Loan Receivable
         ------------------------

         Information concerning mortgage loan receivable as of March 31, 2000 is as follows:

                                                                   Face and
                                  Basic                            Carrying
                                Interest        Maturity           Amount of
         Description              Rate            Date             Mortgage
                                  ----            ----             --------

         Honeybrook loan        10.5%(1)      January 1, 2001       1,353,255
                                                                   ----------
                                                                   $1,353,255
                                                                   ==========

         (1) The interest rate was modified from 13.7% to 10.5% effective April 1, 2000. The loan is a second mortgage loan secured by healthcare related real properties. Interest is payable monthly with the principal balance generally due at maturity. The carrying value of the mortgage loan for tax purposes is the same as that for financial reporting purposes. As of March 31, 2000, the loan was current as to required regular interest payments. In May 2000, a further principal reduction payment of $200,000 was received.

Item 2. Management's Discussion and Analysis or Plan of 0perations
        ----------------------------------------------------------


         General

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

         Liquidity and Capital Resources
         -------------------------------

         Partnership assets increased from $2,262,219 at December 31, 1999 to $2,368,268 at March 31, 2000. The increase of $106,049 resulted primarily from net income for the period. As of March 31, 2000, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,353,255.

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

         The Partnership's balance of cash and cash equivalents at March 31, 2000 and December 31, 1999 was $998,831 and $381,677, respectively, which consisted of operating cash and working capital reserves. The increase in cash and cash equivalents of $617,154 from December 31, 1999 resulted from net income of $33,160, a decrease in interest receivable of $69,051, an increase in due to affiliates of $72,889 and a decrease in the mortgage loan receivable of $442,054. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the payment of mortgage loans.

         The Managing General Partner continues to monitor the level of working capital reserves and may adjust the reserves as necessary to meet the Partnership's reserve requirements. However, the General Partners intend to commence an orderly liquidation and dissolution of the Partnership after the Partnership's remaining mortgage loan matures in January 2001.

         The Partnership's success and the resultant rate of return to holders of units of limited partnership interests is dependent upon, among other things, the performance of the Partnership's last Mortgage Loan.

         Results of Operations
         ---------------------

         As of March 31, 2000, the Partnership had one Mortgage Loan. The Partnership invests all available funds (funds not invested in Mortgage Loans) in short term, temporary investments pending application to Partnership uses or distributions to limited partners. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership. During the three months ended March 31, 2000, and 1999, the Partnership had net earnings of $33,160 and $32,218 based on total revenues of $56,653 and $49,621 and total expenses of $23,493 and $17,403, respectively. For the three months ended March 31, 2000 and 1999, the net earnings per limited partner unit was $.02 and $.02 respectively.

         The increase in net earnings for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, is due to an increase in interest income of $7,032 and a decrease of $2,896 in professional fees, and an increase of $8,986 in other expenses. The one remaining Mortgage Loan was current as to regular interest as of March 31, 2000.

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


                     Common Goal Health Care Participating Mortgage Fund L,P.
                     -------------------------------------------------------
                                         (Registrant)




                                   By:  Common Goal Capital Group, Inc.,
                                        Managing General Partner


DATED: May 12, 2000                     /s/Albert E. Jenkins, III
                                        -------------------------
                                        Albert E. Jenkins, III
                                        President, Chief Executive Officer
                                        and Acting Chief Financial Officer