Form 10QSB
period 2000-06-30
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 2000-08-16
CIK 800444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                   FORM 10-QSB


(Mark One)
         (X)     Quarterly Report Under Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

                 For the Quarterly period ended June 30, 2000


         ( )     Transition Report Under Section 13 or 15(d) of the Exchange Act
For the Transition period from ______________ to _______________

                         Commission File Number: 0-17600

                               ____________________


            Common Goal Health Care Participating Mortgage Fund L.P. (Exact name of small business issuer as specified in its charter)


             Delaware                                           52-1475268
----------------------------------                     -------------------------
   (State or other Jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)


                                 215 Main Street
                                 ---------------
                            Penn Yan, New York, 14527
                    (Address of principal executive offices)


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

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                             June  30,   December 31,
                                                               2000         1999
                                                            ----------   -----------
                                                           (Unaudited)

                                     Assets
                                     ------
Cash and cash equivalents                                   $  720,376   $  381,677
Accrued interest receivable                                     16,182       85,233
Mortgage loan receivable                                     1,153,255    1,795,309
                                                            ----------   ----------

Total Assets                                                $1,889,813   $2,262,219
                                                            ==========   ==========

                        Liabilities and Partners' Capital
                        ---------------------------------

Liabilities

Accounts payable and accrued expenses                       $     --     $     --
Due to affiliates                                              195,142      110,509
Deferred Revenue                                               227,645      227,645
                                                            ----------   ----------
              Total liabilities                                422,787      338,154
Partners' capital:
         General partners                                       71,401       70,542
         Limited partners                                    1,395,625    1,853,523
                                                            ----------   ----------
              Total partners' capital                        1,467,026    1,924,065
                                                            ----------   ----------

Total Liabilities and Partners' Capital                     $1,889,813   $2,262,219
                                                            ==========   ==========

See accompanying notes

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)

                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                      June 30,     June 30,    June 30,      June 30,
                                       2000         1999         2000         1999
                                       ----         ----         ----         ----
Revenue
-------

         Interest Income           $   56,693   $   50,051   $  113,346   $   99,672
                                   ----------   ----------   ----------   ----------
                  Total Revenue        56,693       50,051      113,346       99,672

Expenses
--------

         Professional fees             39,924       20,467       56,245       31,055
         Fees to affiliates:
          Management                    4,463        5,401        9,864       10,801
          Mortgage servicing              980          980        1,960        1,960
         Other                          1,522        2,005        2,316        2,440
                                   ----------   ----------   ----------   ----------
                  Total Expenses       46,889       28,853       70,385       46,256
                                   ----------   ----------   ----------   ----------
         Net Income and
         Comprehensive Income           9,804       21,198       42,961       53,416
                                   ==========   ==========   ==========   ==========

Net income allocated to
general partners - 2%                     196          424          859        1,068

Net income allocated to
limited partners - 98%                  9,608       20,774       42,102       52,348
                                   ----------   ----------   ----------   ----------
                                   $    9,804   $   21,198   $   42,961   $   53,416
                                   ==========   ==========   ==========   ==========

Basic earnings per limited
partner unit                       $      .01   $      .01   $      .02   $       03
                                   ==========   ==========   ==========   ==========

Weighted average limited            1,911,411    1,911,411    1,911,411    1,911,411
                                   ==========   ==========   ==========   ==========
partner units outstanding

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,

                                                    2000                                      1999
                                 ----------------------------------------    ---------------------------------------
                                                                 TOTAL                                     TOTAL
                                    GENERAL      LIMITED        PARTNERS'       GENERAL     LIMITED       PARTNERS'
                                   PARTNERS      PARTNERS       CAPITAL        PARTNERS     PARTNERS      CAPITAL
                                 ----------------------------------------    ---------------------------------------

Balance at beginning of period   $    70,542   $ 1,853,523    $ 1,924,065    $    67,204   $ 1,689,939   $ 1,757,143

Net income                               859        42,102         42,961          1,068        52,348        53,416

Distributions to partners               --        (500,000)      (500,000)          --            --            --
                                 -----------   -----------    -----------    -----------   -----------   -----------

Balance at end of period         $    71,401   $ 1,395,625    $ 1,467,026    $    68,272   $ 1,742,287   $ 1,810,559
                                 ===========   ===========    ===========    ===========   ===========   ===========

See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   SIX MONTHS ENDED

                                                                                  JUNE  30,    JUNE  30,
                                                                                    2000         1999
                                                                                 ---------    ---------
Cash flows from operating activities:
         Net income                                                              $  42,961    $  53,416

         Adjustments to reconcile net income to net cash provided by operating activities:
                  Decrease (increase) in interest receivable                        69,051         --
                  Increase (decrease) in due to affiliates                          84,633       21,182
                  Decrease (increase) in mortgage
                     loan receivable                                               642,054         --
                                                                                 ---------    ---------
                      Net cash provided by operating activities                    838,699       74,598
                                                                                 ---------    ---------

Cash used in financing activities:
         Distribution to limited partners                                         (500,000)        --
                                                                                 ---------    ---------
                  Net cash used in financing activities                           (500,000)        --
                                                                                 ---------    ---------

Net increase in cash and cash equivalents:                                         338,699       74,598

Cash and cash equivalents, beginning of period                                     381,677      241,487
                                                                                 ---------    ---------

Cash and cash equivalents, end of period                                         $ 720,376    $ 316,085
                                                                                 =========    =========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                  June 30, 2000

(1)       Organization and Summary of Significant Accounting, Policies
          ------------------------------------------------------------

          Common Goal Health Care Participating Mortgage Fund L.P. (the "Partnership") was formed on August 20, 1986 to invest in and make mortgage loans to third parties involved in health care. On February 20, 1987, the Partnership commenced a public offering of limited partner units (the "Public Offering"). On July 21, 1987, the Partnership commenced operations, having previously sold more than the specified minimum of 116,000 units ($1,160,000). The Partnership's offering terminated on February 20, 1989 with the Partnership having sold the specified maximum of 1,912,911 units ($19,129,110). The Partnership has one remaining mortgage loan in its portfolio. The loan matures in January 2001 after which the General Partner expects to begin an orderly liquidation and dissolution of the Partnership.

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

          Mortgage loans that have virtually the same risk and potential rewards as joint ventures are accounted for and classified as investments in operating properties. Cash received related to investments in operating properties is recognized as interest income to the extent that such properties have earnings prior to the recognition of the distribution of cash to the Partnership; otherwise, such cash is recorded as a reduction of the related investments.

          Management considers the necessity of reserving an allowance for loan losses based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of June 30, 2000.

          No provision for income taxes has been recorded, as the liability for such taxes is that of the partners rather than the Partnership.

          Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

          The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2000, and 1999 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring. The results are not necessarily indicative of the results for the entire year.

          These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 14, 2000.

(2)       Mortgage Loan Receivable
          ------------------------

          Information concerning mortgage loan receivable as of June 30, 2000, is as follows:

                                                                  Face and
                                Basic                             Carrying
                               Interest         Maturity          Amount of
          Description           Rate              Date            Mortgage
                                ----              ----            --------

          Honeybrook loan     10.5%(1)      January 1, 2001       1,153,255
                                                                $ 1,153,255
                                                                ===========

          (1) The interest rate was modified from 13.7% to 10.5% effective April 1, 2000. The loan is a second mortgage loan secured by healthcare related real properties. Interest is payable monthly with the principal balance generally due at maturity. The carrying value of the mortgage loan for tax purposes is the same as that for financial reporting purposes. As of June 30, 2000, the loan was current as to required regular interest payments. On February 14, 2000, the
          Borrowers repaid $500,000 of the outstanding balance of the Joint Venture Loan ($50,590 of which was used to pay down the Common Goal II portion of the Joint Venture Loan). On April 11, 2000, the Lender and Borrower agreed to pay Additional Interest of $235,000, of which $200,000 was paid on May 5, 2000 and $35,000 will be paid when the loan matures on January 1, 2001. The Partnership received all but $7,356 of the Additional Interest, which amount was paid to Common Goal II on May 5, 2000.

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

          Liquidity and Capital Resources
          -------------------------------

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

          Partnership assets decreased from $2,262,219 at December 31, 1999 to $1,889,813 at June 30, 2000. The decrease of $372,406 resulted primarily from cash distributions made to limited partners during the period. As of June 30, 2000, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,153,255.

          The Partnership's balance of cash and cash equivalents at June 30, 2000 and December 31, 1999 was $720,376 and $381,677, respectively, which consisted of operating cash and working capital reserves. The increase in cash and cash equivalents of $338,699 from December 31, 1999 resulted from net income of $42,961, a decrease in interest receivable of $69,051, an increase in due to affiliates of $84,633, and payments received on the mortgage loan receivable of $642,054. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount, pending distribution to the Limited Partners. The Managing General Partner expects to make a cash distribution of a significant portion of the excess over required reserves during the third quarter.

          The Managing General Partner continues to monitor the level of working capital reserves and may adjust the reserves as necessary to meet the Partnership's reserve requirements.

          However,   the  General   Partner   intends  to  commence  an  orderly
          liquidation and dissolution of the Partnership after the Partnership's remaining mortgage loan matures in January 2001.

          The Partnership's success and the resultant rate of return to holders of units of limited partnership interests are dependent upon, among other things, the performance of the Partnership's last Mortgage Loan.

          Results of Operations
          ---------------------

          As of June 30, 2000, the Partnership had one Mortgage Loan. The Partnership invests all available funds (funds not invested in Mortgage Loans) in short term, temporary investments pending application to Partnership uses or distributions to limited partners. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership. During the six months ended June 30, 2000, and 1999, the Partnership had net earnings of $42,961 and $53,416 based on total revenues of $113,346 and $99,672 and total expenses of $70,385 and $46,256, respectively. For the six months ended June 30, 2000 and 1999, the net earnings per limited partner unit was $.02 and $.03 respectively. For the three months ended June 30, 2000 & 1999, the Partnership net earnings of $9,804 and $21,198 based on total revenue of $56,693 & $50,051 & total expenses of $46,889 and $28,853, respectively. For the three months ended June 30, 2000 and 1999, the net earnings per limited partner unit was $.01 and $.01, respectively.

          The decrease in net earnings of $10,455 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, is due to an increase in interest income of $13,674 offset by an increase of $25,190 in professional fees. The one remaining Mortgage Loan was current as to regular interest as of June 30, 2000.

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


            Common Goal Health Care Participating Mortgage Fund L.P.
             -------------------------------------------------------
                                  (Registrant)




                                            By: Common Goal Capital Group, Inc.,
                                                Managing General Partner


DATED: August 16 , 2000                     /s/Albert E. Jenkins, III
                                            -------------------------
                                            Albert E. Jenkins, III
                                            President, Chief Executive Officer
                                            and Acting Chief Financial Officer