Form 10QSB
period 2000-09-30
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 2000-11-14
CIK 800444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB



(Mark One)
         (X)      Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                  For the Quarterly period ended September 30, 2000


         ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from __________ to _________

                         Commission File Number: 0-17600

                                ----------------

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


                                 (315) 536-5985
                               ------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _YES_ X NO

                         PART 1 - Financial Information

Item 1.  Financial Statements

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                          Septermber 30, December 31,
                                                               2000         1999
                                                            ----------   -----------
                                                           (Unaudited)
                                     Assets
                                     ------
Cash and cash equivalents                                   $  718,424   $  381,677
Accrued interest receivable                                      3,662       85,233
Mortgage loan receivable                                     1,153,254    1,795,309
                                                            ----------   ----------

Total Assets                                                $1,875,340   $2,262,219
                                                            ==========   ==========

                        Liabilities and Partners' Capital
                        ---------------------------------
Liabilities

Accounts payable and accrued expenses                       $     --     $     --
Due to affiliates 181,780                                      110,509
Deferred Revenue                                               227,645      227,645
                                                            ----------   ----------
              Total liabilities                                409,425      338,154
Partners' capital:
         General partners                                       71,379       70,542
         Limited partners                                    1,394,536    1,853,523
                                                            ----------   ----------
              Total partners' capital                        1,465,915    1,924,065
                                                            ----------   ----------

Total Liabilities and Partners' Capital                     $1,875,340   $2,262,219
                                                            ==========   ==========

See accompanying notes

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                         THREE MONTHS ENDED         NINE MONTHS ENDED

                                       Sept 30,       Sept 30,      Sept 30,      Sept 30,
                                        2000           1999           2000          1999
                                        ----           ----           ----          ----
Revenue
-------
         Interest Income           $    20,506    $    50,624       133,852       150,296
                                   -----------    -----------   -----------   -----------
                  Total Revenue         20,506         50,624       133,852       150,296

Expenses
--------
         Professional fees              16,296         25,151        72,541        56,206
         Fees to affiliates:
          Management                     4,463          5,401        14,327        16,202
          Mortgage servicing               503            979         2,463         2,939
         Other                             355            569         2,671         3,009
                                   -----------    -----------   -----------   -----------
                  Total Expenses        21,617         32,100        92,002        78,356
         Net Loss and
         Comprehensive Income      $    (1,111)   $    18,524   $    41,850   $    71,940
                                   -----------    -----------   -----------   -----------

Net Loss allocated to
general partners - 2%              $       (22)   $       371   $       837   $     1,439

Net Loss allocated to
limited partners - 98%                  (1,089)        18,153        41,013        70,501
                                   -----------    -----------   -----------   -----------
                                   $    (1,111)   $    18,524   $    41,850   $    71,940
                                   ===========    ===========   ===========   ===========

Basic earnings per limited
partner unit                       $       .00    $       .01   $       .02   $       .04
                                   ===========    ===========   ===========   ===========

Weighted average limited             1,911,411      1,911,411     1,911,411     1,911,411
partner units outstanding          ===========    ===========   ===========   ===========


See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                NINE MONTHS ENDED
                                  SEPTEMBER 30,

                                                   2000                                       1999
                                 ----------------------------------------    ---------------------------------------
                                                                 TOTAL                                     TOTAL
                                    GENERAL      LIMITED       PARTNERS'       GENERAL       LIMITED      PARTNERS'
                                   PARTNERS      PARTNERS       CAPITAL        PARTNERS      PARTNERS      CAPITAL
                                 ----------------------------------------    ---------------------------------------

Balance at beginning of period   $    70,542   $ 1,853,523    $ 1,924,065    $    67,204   $ 1,689,939   $ 1,757,143

Net income                               837        41,013         41,850          1,439        70,501        71,940

Distributions to partners               --        (500,000)      (500,000)          --            --            --
                                 -----------   -----------    -----------    -----------   -----------   -----------

Balance at end of period         $    71,379   $ 1,394,536    $ 1,465,915    $    68,643   $ 1,760,440   $ 1,829,083
                                 ===========   ===========    ===========    ===========   ===========   ===========


See accompanying notes.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                    -----------------
                                                                SEPTEMBER 30, SEPTEMBER 30,
                                                                    2000         1999
                                                                ------------- -------------
Cash flows from operating activities:
         Net income                                              $  41,850    $  71,940

         Adjustments to reconcile net income to net cash provided by operating activities:

                  Decrease (increase) in interest receivable        81,571      (16,183)
                  Increase (decrease) in due to affiliates          71,271       15,397
                  Decrease (increase) in mortgage
                     loan receivable                               642,055         --
                                                                 ---------    ---------
                     Net cash provided by operating activities     836,747       71,154
                                                                 ---------    ---------

Cash used in financing activities:
         Distribution to limited partners                         (500,000)        --
                                                                 ---------    ---------
                  Net cash used in financing activities           (500,000)        --
                                                                 ---------    ---------

Net increase in cash and cash equivalents:                         336,747       71,154

Cash and cash equivalents, beginning of period                     381,677      241,487
                                                                 ---------    ---------

Cash and cash equivalents, end of period                         $ 718,424    $ 312,641
                                                                 =========    =========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                               September 30, 2000

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

          Management considers the necessity of reserving an allowance for loan losses based upon an evaluation of known and inherent risks in the loan portfolio. Management believed no allowance was necessary as of September 30, 2000.

          No provision for income taxes has been recorded, as the liability for such taxes is that of the partners rather than the Partnership.

          Earnings per limited partner unit are computed based on the weighted average limited partner units outstanding for the period.

          The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2000, and 1999 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Partnership. Such adjustments are normal and recurring. The results are not necessarily indicative of the results for the entire year.

          These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 14, 2000.

(2)       Mortgage Loan Receivable
          ------------------------

          Information concerning mortgage loan receivable as of September 30, 2000, is as follows:
                                                                  Face and
                                Basic                             Carrying
                              Interest         Maturity           Amount of
          Description           Rate             Date             Mortgage
                                ----             ----             --------

          Honeybrook loan      10.5%(1)     January 1, 2001      1,153,254
                                                               -----------
                                                               $ 1,153,254
                                                               ===========

(1) The interest rate was modified from 13.7% to 10.5% effective April 1, 2000. The loan is a second mortgage loan secured by healthcare related real properties. Interest is payable monthly with the principal balance generally due at maturity. The carrying value of the mortgage loan for tax purposes is the same as that for financial reporting purposes. As of September 30, 2000, the loan was current as to required regular interest payments. On February 14, 2000, the Borrowers repaid $500,000 of the outstanding balance of the Joint Venture Loan ($57,945 of which was used to pay down the Common Goal II portion of the Joint Venture Loan, including $7,355 of participation.

          interest). On April 11, 2000, the Lender and Borrower agreed to pay Additional Interest of $235,000, of which $200,000 was paid on May 5, 2000 and $35,000 will be paid when the loan matures on January 1, 2001. The Partnership received all but $7,355 of the Additional Interest, which amount was paid to Common Goal II on May 5, 2000.


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

          Partnership assets decreased from $2,262,219 at December 31, 1999 to $1,875,340 at September 30, 2000. The decrease of $ 386,879 resulted primarily from cash distributions made to limited partners during the period. As of September 30, 2000, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,153,254.

          The Partnership's balance of cash and cash equivalents at September 30, 2000 and December 31, 1999 was $718,424 and $381,677,
          respectively, which consisted of operating cash and working capital reserves. The increase in cash and cash equivalents of $336,747 from December 31, 1999 resulted from net income of $41,850, a decrease in interest receivable of $81,571, an increase in due to affiliates of $71,271, and a decrease in the mortgage loan receivable of $642,055. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,201), but currently maintains a reserve significantly in excess of that amount, pending distribution to the Limited Partners. The Managing General Partner expects to make a cash distribution of a significant portion of the excess over required reserves during the fourth quarter.

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

          Results of Operations
          ---------------------

          As of September 30, 2000, the Partnership had one Mortgage Loan. The Partnership invests all available funds (funds not invested in Mortgage Loans) in short term, temporary investments pending application to Partnership uses or distributions to limited partners. The interest earned on these investments has been and is expected to continue to be less than the interest rates achievable on Mortgage Loans made by the Partnership. During the nine months ended September 30, 2000, and 1999, the Partnership had net earnings of $41,850 and $71,940 based on total revenues of $133,852 and $150,296 and total expenses of $92,002 and $78,356, respectively. For the nine months ended September 30, 2000 and 1999, the net earnings per limited partner unit was $.02 and,. $04, respectively. For the three months ended September 30, 2000 and 1999, the Partnership net (loss) earnings of $(1,111) and $18,524 based on total revenue of $20,506 and $50,624 and total expenses of $21,617 and $32,100, respectively. For the three months ended September 30, 2000 and 1999, the net (loss) earnings per limited partner unit was $.00 and $.01 respectively.

          The decrease in net earnings of $30,090 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, is primarily due to a decrease in interest income of $16,444 combined with an increase of $16,335 in professional fees. The one remaining Mortgage Loan was current as to regular interest as of September 30, 2000.

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

            Common Goal Health Care Participating Mortgage Fund L.P.
             -------------------------------------------------------
                                  (Registrant)

                                          By: Common Goal Capital Group, Inc.,
                                              Managing General Partner


DATED: November 14, 2000                      /s/Albert E. Jenkins, III
                                              -------------------------
                                              Albert E. Jenkins, III
                                              President, Chief Executive Officer
                                              and Acting Chief Financial Officer