Form 10KSB
period 2000-12-31
COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L P
filed 2001-04-02
CIK 800444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _____ to ____


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2000 were $164,649.

The aggregate original sales price of the units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 31, 2001 was $19,114,110 (1,580 investors). As of March 31, 2001, there was no market for these Units and no market is expected to develop. The aggregate sales price is accordingly not necessarily indicative of the price at which these Units would trade.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated February 20, 1987, and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                     PART I
                                     ------

Item 1.  Description of Business.

General.
-------

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

     The Partnership's primary business has been to invest in or make mortgage loans (the "Mortgage Loans"), comprised of a mix of first and junior Mortgage Loans, secured by health care-related real properties owned by unaffiliated entities. The Partnership did not own or acquire real property. The Partnership had one mortgage loan in its portfolio at December 31, 2000. On January 19, 2001, the Partnership received payment of $1,153,254, representing the remaining principal amount outstanding on that mortgage loan. In order to induce the borrower to pay the principal amount promptly, the Partnership waived the $10,091 of accrued interest. See "Last Outstanding Mortgage Loan," below. As the Partnership has no remaining mortgage loans outstanding, it intends to wind up its operations and to liquidate as soon as practicable. On March 30, 2001, the Partnership distributed $1,304,439 to the Limited Partners. The Partnership intends to pay $400,952 to the General Partners in satisfaction of mortgage loan acquisition fees and accrued management and loan servicing fees. The remaining assets of the Partnership consist exclusively of cash and short-term investments held in reserve for the payment of general and administrative expenses relating to its final financial and tax reporting requirements and extinguishing the remaining liabilities of the Partnership. After arranging for the payment of such expenses and liabilities, all such assets will be distributed in the form of cash to the Limited Partners and the Partnership will be dissolved.

     The Partnership's objectives in making investments of the type described above were: (i) to preserve and protect the Partnership's capital; (ii) to provide quarterly distributions from investment income; and (iii) to provide for potential long-term appreciation of its Mortgage Loan investments, principally through participation payable at maturity of the Mortgage Loan or upon the sale or refinancing of the underlying property (the "Participation"). See "Last Outstanding Mortgage Loan" below regarding payment of the Participation on the Partnership's last outstanding Mortgage Loan.

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

         Last Outstanding Mortgage Loan.
         -------------------------------

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

         In January, 2000, Borrowers requested an extension of the maturity date to March 31, 2000. Lender agreed provided that Borrowers paid down the principal balance of the loan by $500,000, which amount was paid in February 2000. The amount was applied first to pay of the $50,590 principal due Common Goal II and the balance of $449,410 was applied to pay down the Partnership's principal to $1,168,844. On April 11, 2000, the Lender and the Borrowers agreed that $235,000 of Additional Interest was due, of which $200,000 would be paid by May 5, 2000, and the $35,000 balance would be paid when the loan matured on January 1, 2001. On January 19, 2001, the Partnership received a payment of $1,153,254, representing the remaining principal amount outstanding on that mortgage loan. In order to induce the borrower to pay the principal amount promptly, the Partnership waived $10,091 of accrued interest.

Partnership Allocation of Income and Loss and Distribution.
----------------------------------------------------------

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

         Dissolution and Returns of Principal. Since it was the intention of the Managing General Partner to liquidate the Partnership's assets between 1999 and 2004, the Managing General Partner has not reinvested loan proceeds in new Mortgage Loans. The Partnership had one remaining mortgage loan in its portfolio at December 31, 2000. On January 19, 2001, the Partnership received a payment of $1,153,254, representing the remaining principal amount outstanding on that mortgage loan. In order to induce the borrower to pay the principal amount promptly, the Partnership waived $10,091 of accrued interest. As the Partnership has no remaining mortgage loans outstanding, it intends to wind up its operations and to liquidate as soon as practicable. On March 30, 2001, the Partnership distributed $1,304,439 to the Limited Partners. The Partnership intends to pay $400,952 to the General Partners in satisfaction of mortgage loan acquisition fees and mortgage loan servicing and management fees. The remaining assets of the Partnership consist exclusively of cash and short-term investments held in reserve for the payment of general and administrative expenses relating to its final financial and tax reporting requirements and extinguishing the remaining liabilities of the Partnership. After arranging for the payment of such expenses and liabilities, all such assets will be distributed in the form of cash to the Limited Partners and the Partnership will be dissolved.

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

Item 2.       Description of Property.

         The Partnership owned no real property as of December 31, 2000.

Item 3.       Legal Proceedings.

         The Partnership is not a party to any litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the last quarter of 2000.

                                     PART II

Item 5. Market for Units of Limited Partnership Interest and Related Security Holder Matters.

         The Units are not readily transferable. There is no public market for the Units and it is not currently expected that any will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partners consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partners). In addition, restrictions on transfer may be imposed under state securities laws.

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

     At March 31, 2001, 1,911,411 Units were outstanding and were held by approximately 1,580 holders of record.

     The Partnership made distributions to Limited Partners of $500,000 or $.26 per Unit during 2000. The Partnership made no distributions to Limited Partners during 1999.

Item 6.       Management's Discussion and Analysis or Plan of Operation.

     Liquidity and Capital Resources. Common Goal Health Care Participating Mortgage Fund L.P., a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by real property comprised of a mix of first and junior Mortgage Loans, secured by health care related properties.

     Partnership assets decreased to $1,881,071 at December 31, 2000 from $2,262,219 at December 31, 1999. The decrease from 1999 to 2000 ($381,148 or approximately 17%) resulted primarily from an decrease of mortgage receivable by $642,055, an increase of cash and cash equivalents by $346,140, a decrease of accrued interest receivable by $85,233. As of December 31, 2000, the Partnership's loan portfolio consisted of one mortgage loan, the aggregate outstanding principal balance of which was $1,153,254.

         The Partnership structured its Mortgage Loans to provide for payment of quarterly distributions from investment income. The Partnership had one remaining mortgage loan in its portfolio at December 31, 2000. On January 19, 2001, the Partnership received a payment of $1,153,254, representing the remaining principal amount outstanding on that mortgage loan. In order to induce the borrower to pay the principal promptly, the Partnership waived $10,091 of accrued interest. As the Partnership has no remaining mortgage loans outstanding, it intends to wind up its operations and to liquidate as soon a practicable. Cumulative distributions made to the Limited Partners since the inception of the Partnership total approximately $27,055,000, which represents a return of the Limited Partners Original Contributions of $19,129,110 plus an amount in excess of the 8% Annual Cumulative Preferred Return (as such terms are defined in the Partnership's Second Amended and Restated Agreement of Limited Partnership). Reference is made to "Item 1. Description of Business" and the "Notes to the Financial Statements" in "Item 7. Financial Statements" for further information regarding such Mortgage Loan investments.

         The Partnership's balance of cash and cash equivalents at December 31, 2000 and 1999 was $727,817 and $381,677 respectively, which consisted of operating cash and working capital reserves. The increase in cash and cash equivalents from December 31, 1999 resulted from net income of $43,371, a decrease in mortgage interest receivable and mortgage receivable and offset by distributions to Limited Partners. Dividend distributions noted as a return of capital represent those distributions which are in excess of current year earnings. The Partnership is required to maintain reserves not less than 1% of gross offering proceeds (not less than $191,291), but currently maintains a reserve in excess of that amount, $727,817 at December 31, 2000. The amount of cash and cash equivalents currently maintained by the Partnership is primarily the result of proceeds from the repayment of mortgage loans.

         Results of Operations. The Partnership was organized in August 1986. The Partnership funded seven Mortgage Loans between 1987 and 1990, including a loan made by a venture between the Partnership and Common Goal II in August 1990. At December 31, 2000, the Partnership had one remaining Mortgage Loan. Since commencement of operations in July of 1987, the Partnership invested available funds (funds not invested in Mortgage Loans) in short-term investments. The interest earned on these investments has been less than the interest rates achievable on Mortgage Loans made by the Partnership.

         During the years ended December 31, 2000 and 1999 the  Partnership  had net income of $43,371 and $166,922, based on total revenues of $164,649 and $260,216, and total expenses of $121,278 and $93,294 respectively. The Partnership's net income per Limited Partner Unit was $.02 per Unit in 2000 and $.09 per Unit in 1999. The Partnership made distributions to Limited Partners of $.26 per Unit in 2000, and no distributions to Limited Partners in 1999.

         Expenses increased in 2000 by $27,984 primarily because of an increase of $30,843 in professional fees and a decrease of $2,813 in management fees.

         Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses paid on behalf of the Partnership. In 2000 and 1999, the Managing General Partner was reimbursed by the Partnership for $99,304 and $66,567, of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to the Limited Partners.

         Subsequent Event. The Partnership had one remaining mortgage loan in its portfolio at December 31 2000. On January 19, 2001, the Partnership received a payment of $1,153,254, representing the remaining principal amount outstanding on that mortgage loan. In order to induce the borrower to pay the principal amount promptly, the Partnership waived $10,091 of accrued interest. As the Partnership has no remaining mortgage loans outstanding,, it intends to wind up its operations and to liquidate as soon as practicable. On March 30, 2001, the Partnership distributed $1,304,439 to the Limited Partners. The Partnership intends to pay $400,952 to the General Partners in satisfaction of mortgage loan acquisition fees and mortgage loan servicing and management fees. The remaining assets of the Partnership consist exclusively of cash and short-term investments held in reserve for the payment of general and administrative expenses relating to its final financial and tax reporting requirements and extinguishing the remaining liabilities of the Partnership. After arranging for the payment of such expenses and liabilities, all such assets will be distributed in the form of cash to the Limited Partners and the Partnership will be dissolved.

         Some statements in this Form 10-KSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in expenses or capital expenditures.

Item 7.       Financial Statements.

                             COMMON GOAL HEALTH CARE
                        PARTICIPATING MORTGAGE FUND L.P.

                              Financial Statements
                        and Independent Auditors' Report
                                December 31, 2000

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                                Table of Contents
                                -----------------

                                                                          Page
                                                                          ----

Independent Auditors' Report..............................................F - 1

Financial Statements

        Balance Sheet.....................................................F - 2

        Statements of Income..............................................F - 3

        Statements of Partners' Capital...................................F - 4

        Statements of Cash Flows..........................................F - 5

Notes to Financial Statements.............................................F - 6

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Common Goal Health Care

 Participating Mortgage Fund L.P.
Penn Yan, New York


We have audited the accompanying balance sheet of Common Goal Health Care Participating Mortgage Fund L.P. (a Delware limited partnership) as of December 31, 2000 and the related statements of income, partners' capital and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the management of Common Goal Health Care Participating Mortgage Fund L.P. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Common Goal Health Care Participating Mortgage Fund L.P. as of December 31, 2000 and the results of its operations and cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.

          As described in Note 4, Common Goal Health Care Participating Mortgage Fund, L.P. intends to commence an orderly dissolution and winding-up of the partnership.



                                         Ehrhardt Keefe Steiner & Hottman PC

February 22, 2001
Denver, Colorado

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                                  Balance Sheet
                                December 31, 2000

                                     Assets

Cash and cash equivalents                              $       727,817
Mortgage loan receivable                                     1,153,254
                                                       ---------------

                                                       $     1,881,071

                        Liabilities and Partners' Capital

Due to affiliates                                              185,990
Deferred revenue                                               227,645
                                                        --------------
     Total liabilities                                         413,635

Partners' capital
     General partners                                           71,409
     Limited partners                                        1,396,027
                                                        --------------
         Total partners' capital                             1,467,436
                                                        --------------

                                                             1,881,071

                       See notes to financial statements.

           COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                              Statements of Income

                                                               For the Years Ended
                                                                    December 31,
                                                      -------------------------------------
                                                            2000                 1999
                                                      -------------          -----------
Revenue
    Interest income                                     $   164,649          $   260,216
                                                        -----------          -----------
       Total revenues                                       164,649              260,216
                                                        -----------          -----------

Expenses
    Professional fees                                        95,358               64,515
    Fees to affiliates
       Management                                            18,790               21,603
       Mortgage servicing                                     3,184                3,919
    Other                                                     3,946                3,257
                                                        -----------          -----------
                                                            121,278               93,294
                                                        -----------          -----------

Net income                                              $    43,371          $   166,922
                                                        ===========          ===========

Net income allocated to general partners                $       867          $     3,338
Net income allocated to limited partners                     42,504              163,584
                                                        -----------          -----------

                                                        $    43,371          $   166,922
                                                        ===========          ===========

Basic earnings per limited partner unit                 $      .02           $      .09
                                                        ==========           ==========

Weighted average limited partner units outstanding        1,911,411            1,911,411
                                                        ===========          ===========

                       See notes to financial statements.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2000 and 1999

                                                                                        Total
                                                        General        Limited         Partners'
                                                       Partners       Partners         Capital
                                                       --------       --------         -------

Balance at December 31, 1998                          $   67,204     $ 1,689,939     $ 1,757,143

Net income                                                 3,338         163,584         166,922
                                                      ----------     -----------     -----------

Balance at December 31, 1999                              70,542       1,853,523       1,924,065

Distributions to limited partners ($.26 per unit)                       (500,000)       (500,000)

Net income                                                   867          42,504          43,371
                                                      ----------   -------------   -------------

Balance at December 31, 2000                          $   71,409     $ 1,396,027     $ 1,467,436
                                                      ==========     ===========     ===========

                       See notes to financial statements.

            COMMON GOAL HEALTH CARE PARTICIPATING MORTGAGE FUND L.P.

                            Statements of Cash Flows

                                                                                         For the Years Ended
                                                                                             December 31,
                                                                                  -------------------------------
                                                                                      2000                 1999
                                                                                  -----------         -----------
Cash flows from operating activities
     Net income                                                                    $   43,371          $  166,922
                                                                                   ----------          ----------
     Adjustments to reconcile net income to net cash provided by operating  activities -
         Decrease (increase) in mortgage receivable                                   642,055            (227,645)
         Decrease (increase) in interest and other receivables                         85,233             (58,584)
         Decrease in accounts payable and accrued expenses                                  -              (4,000)
         Increase in due to affiliates                                                 75,481              35,852
         Increase in deferred revenue                                                       -             227,645
                                                                                   ----------          ----------
                                                                                      802,769             (26,732)
                                                                                   ----------          ----------
                  Net cash provided by operating activities                           846,140             140,190
                                                                                   ----------          ----------

Cash flows from financing activities
     Distributions and returns of principal to partners                              (500,000)                 -
                                                                                   ----------          ---------
                  Net cash used in financing activities                              (500,000)                 -
                                                                                   ----------          ---------
Net increase (decrease) in cash and cash equivalents                                  346,140             140,190

Cash and cash equivalents, beginning of year                                          381,677             241,487
                                                                                   ----------          ----------

Cash and cash equivalents, end of year                                             $  727,817          $  381,677
                                                                                   ==========          ==========

Supplemental disclosure of cash flow information:
    Interest paid was $0 for 2000 and 1999.

        Income taxes paid were $0 for 2000 and 1999.

                       See notes to financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Common Goal Health Care Participating Mortgage Fund L.P. (the Partnership), a Delaware Limited Partnership, was formed on August 20, 1986 to invest in and make mortgage loans to third parties and affiliates involved in health care. Having sold more than the specified minimum of 116,000 units ($1,160,000), the Partnership commenced operations on July 21, 1987. The Partnership's offering terminated on February 20, 1989, with the Partnership having sold the specified maximum of 1,911,411 units ($19,114,110). There is no active public trading market for the units. At December 31, 2000, there were 1,580 unit holders.

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

Use of Estimates
----------------

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

Partnership Management Fees and Operating Expenses
--------------------------------------------------

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

Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses paid on behalf of the Partnership. In 2000 and 1999, the Managing General Partner was reimbursed by the Partnership for $99,304 and $66,567, respectively, of these expenses. The remaining expenses were paid directly by the Partnership.

Partnership Allocation of Income and Loss and Distributions
-----------------------------------------------------------

Net Income and Net Losses

Net income (except with respect to a Disposition, as defined, which includes any Partnership transaction not in the ordinary course of its business, including without limitation, collections of principal payments, equity participation payments, prepayments, prepayment penalties, sales, exchanges, foreclosures other dispositions of Mortgage Loans held by the Partnership, recoveries of damage awards and insurance proceeds (other than the receipt of subscriptions for Units, all forms of interest payments when due on Mortgage Loans or business or rental interruption insurance proceeds), and net loss of the Partnership is allocated 98% to Limited Partners and 2% to the General Partners.

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

--------------------------------------------------------------------------------

Partnership Allocation of Income and Loss and Distributions (continued)
-----------------------------------------------------------------------

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

Distributions of Disposition Proceeds
-------------------------------------

The managing general partner has the right to reinvest or distribute all disposition proceeds, through the end of the eleventh year after the date of the prospectus, which is 1987. Non-liquidating distributions of disposition proceeds are distributed in the following order of priority, except as otherwise required by law:

     First, 100% to the limited partners until the limited partners have received an amount which, when added to prior distributions of disposition proceeds and cash from reserves attributable thereto, equals the original contributions of the limited partners;

--------------------------------------------------------------------------------

Distributions of Disposition Proceeds (continued)
-------------------------------------------------

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

Dissolution and Returns of Principal
------------------------------------

Since it was the intention of the managing general partner to liquidate the Partnership's assets between 1999 and 2004, the managing general partner will not reinvest loan proceeds in new mortgage loans. The partnership's last remaining mortgage loan, the joint venture loan, will mature on January 1, 2001. The partnership expects to commence an orderly liquidation in thereafter.

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

--------------------------------------------------------------------------------

Allowance for Losses
--------------------

An allowance for loan losses is provided, if necessary, at a level, which the partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. There was no allowance for losses at December 31, 2000 and 1999.

Federal Income Taxes
--------------------

No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns. Net income for financial reporting purposes did not differ from net income for federal income tax purposes for the year ended December 31, 2000 and 1999.

Basic Earnings Per Limited Partner Unit
---------------------------------------

Basic earnings per limited partner unit is computed based on the weighted average limited partner units outstanding for the year dividend into the net income applicable to the Limited Partners.

There were no dilutive limited partnership units during 2000 or 1999.

Cash and Cash Equivalents
-------------------------

The partnership classifies all short-term investments with maturities of three months or less at the date of purchase as cash equivalents.

Concentration of Credit Risk
----------------------------

The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accrued interest receivable and a mortgage loan receivable. The Partnership maintains cash balances in bank deposit accounts, which, at times, may exceed federally insured limits. At December 31, 2000, the Partnership's cash and cash equivalent balances were in excess of such limits by approximately $628,000.

The entire accrued interest receivable and mortgage loan receivable balance at December 31, 2000 and 1999 are from a ten year, 13.7% mortgage loan provided by the Partnership to Honey Brook Medical Investors, Ltd.

Note 2 - Mortgage Loan Receivable
---------------------------------

Mortgage loan receivable is as follows:

                                  Basic                                                         Face and
                                 Interest               Maturity               Prior             Carrying
    Description                    Rate                   Date                 Liens              Amount
------------------------     ----------------   ----------------------     --------------       ----------

Honey Brook loan                   13.7%            January 1, 2001        $    8,810,000     $    1,153,254
                                                                           ==============     ==============
                                                (repaid February 1, 2001)

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

On January 1, 2000, the Honey Brook loan matured and was renegotiated. The Partnership and Common Goal Health Care Pension and Income Fund L.P. II received $500,000 in February 2000 and renegotiated the loan terms, which included an increase in the loan balance of approximately $235,000 representing a participation in the increase in value of the underlying properties. In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", $227,645 of the participation was not recognized as income during 1999 and 2000. The Partnership has recorded $227,645 of the participation amount representing its share of the joint venture loan, as deferred revenue, and the interest thereon will be recognized as it is earned. The renegotiated outstanding mortgage balance will earn interest at a 10.5% interest rate and will be paid monthly. Based on the new loan agreement, the Partnerships received $200,000 on May 5, 2000, with the remaining balance payable upon maturity at January 1, 2001. On February 1, 2001, the Partnership received the outstanding principal balance of $1,153,254. The Partnership has also agreed to waive $10,091 of accrued interest in negotiating final payment of the loan. This forgiveness was reflected as a reduction of interest income in the accompanying financial statements. Pursuant to the receipt of this amount, the Partnership commenced its plan to dissolve the Partnership.

---------------------------------------------

All property securing the Partnership's mortgage loan at December 31, 2000 and 1999 is located in Pennsylvania.

Note 3 - Fair Value of Financial Instruments
--------------------------------------------

The fair value of the Partnership's participation in the mortgage loan receivable did not differ from its carrying value as the rate of interest on the refinanced loan balance approximated the market rate for commensurate loans as follows:

                                   Carrying             Fair
                                    Value               Value
                                    -----               -----

December 31, 2000               $ 1,153,254          $ 1,153,254

The Partnership estimates the fair value of its participation in mortgage loan receivable by discounting future cash flows using an appropriate interest rate.

The carrying amounts at December 31, 2000 and 1999 for cash and cash equivalents, accrued interest receivable, other receivables, due from and to affiliates, and accounts payable and accrued expenses approximated their fair values due to the short maturity of these instruments.

Note 4 - Subsequent Events - Dissolution and Winding Up
-------------------------------------------------------

As described in Note 2, the Partnership received the remaining amounts outstanding under its only remaining mortgage loan in February 2001. The Partnership has distributed $1,304,439 to the limited partners in March 2001 and intends to pay remaining liabilities of the Partnership and dissolve and wind-up its affairs.

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

                                    PART III
                                    --------

Item 9. Directors Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

     The Partnership does not have directors or officers. The following is a list of the officers and directors of the Managing General Partner as of April 2, 2001:

--------------------------------------------------------------------------------
Name                           Age        Position

Albert E. Jenkins III          54         Chairman of the Board, Chief Executive
                                          Officer,  President,  Treasurer  and
                                          Director

Richard R.  Wood               78         Director

William Jasper                 85         Director

     Albert E. Jenkins III is the President and Chief Executive Officer of the Managing General Partner as well as the Executive Vice President and Secretary/Treasurer of Common Goal Mortgage Company. He is also President and Chief Executive Officer of Common Goal Capital Group, Inc. II ("CG Capital Group II"), the managing general partner of Common Goal Health Care Pension and Income Fund L.P. II, a Delaware limited partnership which commenced a public offering of its securities in January 1990. Mr. Jenkins also serves on the boards of directors of the above-referenced corporations. Mr. Jenkins is a co-general partner of Common Goal Limited Partnership I. Mr. Jenkins is also President, Chief Executive Officer and a director of the St. Catherine's Care Centers, which are comprised of five long term care facilities located in the State of Ohio.

     Richard R. Wood is a director of the Managing General Partner and is president, a director and owner of 95% of the outstanding stock of Renwood Properties, Inc. Mr. Wood is also a co-general partner of Common Goal Limited Partnership I and a director of Common Goal Capital Group Inc. II, the managing general partner of Common Goal II. In addition, Mr. Wood is a member of the board of directors of the St. Catherine's affiliated companies which currently own five health care facilities in Ohio. Mr. Wood has, either individually or together with or through Renwood, sponsored 58 prior private limited partnerships which have acquired real estate. These partnerships have raised approximately $35,000,000, with approximately 81% of the properties acquired being government-subsidized low income housing projects for families and the elderly and handicapped. In addition, Mr. Wood is a controlling shareholder of several of the Renwood companies, which act as co-general partners and property managers of certain of the above-referenced syndications. He is currently a member of the National Leased Housing Association, Council for Rural Housing and the Real Estate Investment Association. Mr. Wood received a B.A. from Harvard University in 1943 and attended Massachusetts Institute of Technology from 1947-1948.

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

Item 10.      Executive Compensation.

     The Partnership has no executive officers or directors. The Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities. However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 9 through 13 of the Partnership's Prospectus, which description is incorporated herein by reference. Set forth below are the fees, compensation and other reimbursements paid or accrued to Common Goal and its Affiliates for the year ended December 31, 2000.

                              Capacities in
                              which Compensation
Name of Affiliate             was Received                       Remuneration

Common Goal                   Management fee                     $18,790

Common Goal Mortgage          Mortgage loan servicing fees       $ 3,184
Company

No form of non-cash remuneration was paid by the Partnership.

For further information on compensation paid to Common Goal and its Affiliates, see "Management Compensation" on pages 9-13 of the Prospectus.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

         The Partnership, as an entity, does not have any directors or officers. The following is information concerning Unit ownership as of December 31, 2000.

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

Item 12.      Certain Relationships and Related Transactions.

         The Partnership entered into the Joint Venture Loan with Common Goal II, an affiliated, publicly-offered limited partnership. On August 1, 1990, the joint venture made a $3,430,114 loan to an unaffiliated third party, which loan had a remaining principal balance of $1,153,254 at December 31, 2000. For further information concerning this Mortgage Loan, see "Item 1. Description of Business" - "Last Outstanding Mortgage Loan" - "The Joint Venture Loan.

         "The Partnership engages the services of Common Goal Mortgage Company, an affiliate of the General Partners, in connection with servicing Mortgage Loans for which Common Goal Mortgage Company is paid a fee. See Item 10, Executive Compensation, for the information concerning such fees.

Item 13.      Exhibits and Reports on Form 8-K.

(a)               Exhibits

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

(b)  Reports on Form 8-K

     The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2000.

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

Date: April 2, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                            Position                         Date

/s/ Albert E.  Jenkins          Chairman (Principal                April 2, 2001
----------------------          Executive Officer), President,
Albert E.  Jenkins III          Principal Financial and
                                Accounting Officer and Director
                                of Managing General Partner

/s/ Richard R.  Wood            Director of Managing               April 2, 2001
--------------------            General Partner
Richard R.  Wood

/s/ William E.  Jasper, Jr.     Director of Managing               April 2, 2001
---------------------------     General Partner
William E.  Jasper, Jr.

(A Majority of the Board of Directors of the Managing General Partner)